Form 10QSB
period 2003-10-31
CI SELL CARS INC
filed 2003-12-17
CIK 1249869

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 333-106636

                                CI SELL CARS INC.
        (Exact name of small business issuer as specified in its charter)

       Texas                                                   16-1644353
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                 309A EAST MAIN
                              TOMBALL, TEXAS 77375
                    (Address of Principal Executive Offices)

                                  (281)255-6256
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 17, 2003: 26,812,000 shares of common stock.

                                CI SELL CARS INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended October 31, 2003 are not necessarily indicative of results that may be expected for the year ending April 30, 2004. The financial statements are presented on the accrual basis.


                         CAPITAL VENTURES GROUP I, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                    Page

Balance Sheet                                                        F-1

Statements of Operations for the Three and Six
Months Ended October 31, 2003 and the Period from
September 6, 2002 (Inception) Through October 31, 2002               F-2

Statements of Cash Flows for the Six Months
Ended October 31, 2003 and the Period From
September 6, 2002 (Inception) Through October 31, 2002               F-3

Notes to Financial Statements                                        F-4

                               CI SELL CARS, INC.
                                  BALANCE SHEET
                                October 31, 2003


                                     ASSETS

Cash                                                                $ 34,107
Inventory                                                             11,015
Deposit                                                                1,000
                                                                    --------
         TOTAL ASSETS                                               $ 46,122
                                                                    ========


Notes Payable                                                       $    325
                                                                    --------


         STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none outstanding
Common stock, $.001 par, 100,000,000 shares
    authorized, 26,932,000 shares issued
    and outstanding                                                   26,932
Additional paid in capital                                            91,268
Accumulated deficit                                                  (72,403)
                                                                    --------
         TOTAL STOCKHOLDERS' EQUITY                                   45,797
                                                                    --------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 46,122
                                                                    ========



                               CI SELL CARS, INC.
                            STATEMENTS OF OPERATIONS
               Three and Six Months Ended October 31, 2003 and the
                    Period from September 6, 2002 (Inception)
                            Through October 31, 2002

                                                  Three months               Six months                 Inception
                                                       Ended                     Ended                   Through
                                                October 31, 2003           October 31, 2003         October 31, 2002
                                                ----------------           ----------------         ----------------
Sales                                              $     9,900              $    17,550

Cost of goods sold                                       4,251                   11,681                   $    839
                                                      --------                 --------                   --------
Gross profit (loss)                                      5,649                    5,869                       (839)

Administrative expenses
    - paid in cash                                       4,285                    9,668                      2,283
    - paid in stock                                                                                         10,000
                                                      --------                 --------                   --------
Net income (loss)                                  $     1,364              $    (3,799)                  $(13,122)
                                                      ========                =========                   ========

Basic and diluted
    net income (loss)
    per common share                                      0.00              $     (0.00)
Weighted average
    common shares outstanding                       26,920,000               26,857,500



                               CI SELL CARS, INC.
                            STATEMENTS OF CASH FLOWS
                    Six Months Ended October 31, 2003 and the
                    Period From September 6, 2002 (Inception)
                            Through October 31, 2002


                                                      Six Months                  Inception
                                                         Ended                     Through
                                                   October 31, 2003           October 31, 2002

CASH FLOWS FROM
    OPERATING ACTIVITIES
Net income (loss)                                       $( 3,799)                 $( 13,122)
Adjustments to reconcile
    net income (loss) to cash used
    in operating activities:
      Stock issued for services                                                      10,000
Changes in:
    Inventory                                            ( 1,200)                    (2,200)
    Prepaid rent                                             333
    Deposit                                                                            (833)
    Notes Payable                                            325
                                                         -------                   --------
NET CASH USED IN OPERATING ACTIVITIES                    ( 4,341)                    (6,155)
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                         18,150                      8,000
                                                        --------                   --------
NET CHANGE IN CASH                                        13,809                      1,845

    Cash balance, beginning                               20,298                          0
                                                        --------                   --------
    Cash balance, ending                                $ 34,107                  $   1,845
                                                        ========                   ========



                               CI SELL CARS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CI Sell Cars, Inc. ("CI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CI's Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the Form SB-2 have been omitted.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Since our inception, our operations have been devoted to car sales and to a lesser degree the other two areas of our operations. We are focusing on selling cars through a used car lot, establishing a web site to sell use cars and finally to establish another website that assists prospective car dealers in becoming successful dealers. These three areas will be tracked and CI Sell Cars will increasingly invest time and funds into the strongest business. We have started the advertising web site, but need an estimated $25,000 and twelve months to fully develop the site. We have not started the development of the dealer training web site; however, we estimate the development will be $50,000 and will require twelve months once we are funded. We also need an advertising budget to promote the web sites and our ability to fully promote the web sites will be limited by our ability to raise capital.

In order to raise the capital to develop the two planned web sites we will need to either receive a substantial increase from our revenue stream, receive loans from our management or third parties and/or sell additional shares of our common stock which may cause significant dilution to existing shareholders.

Plan of Operation

The business was started in 2002 and since then we have received an auto dealer license in the State of Texas, established a small used car lot, successfully sold a number of cars and started the development of a an advertising website for the local Houston market.

During the next 12 months we expect to generate substantially all our revenues from the sale of used cars to individual retail buyers. Our used car lot is located on Main Street in Tomball, Texas. Tomball is a middle-income suburb of Houston, Texas. There are several other small used car lots located on Main Street, within one mile of our location. We believe that the drive buy traffic generated by the number of used car lots in the area is beneficial in increasing our potential customers. Our used car lot is approximately 10,000 square feet and we can park and display a maximum of 15 cars. We can park up to 5 cars on the first row of our lot and these can be clearly seen from the street. We use pre-printed self adhesive numbers to display the asking price on the windshield of all our inventory. The name of our lot, CI Sell Cars and the phone number can clearly be seen by traffic traveling in both directions on Main Street. We have prepaid the $1,000 annual lease on our lot, and have an agreement to renew the lease for another 12 months at the same lease terms. We do not have any material contracts with any affiliated parties.

Capital Resources and Liquidity.

As of October 31, 2003, we have approximately $34,107 in cash. We believe that the planned expenditures for continuing the car sales business is minimal. Our general and administrative expenses are expected to average $1,000 per month for the next 12 month which gives us enough cash to survive for the next 12 months. We have no plans to pay salaries to our Officers or employees during the next 12 months and we have paid our rent for our offices for the whole year. We believe we have sufficient cash to meet our minimum costs and operating expenses for our used car lot during the next 12 months. However, we will need to raise additional capital to expand our used car lot and its inventory and to further develop our two planned websites. There is no assurance we will be successful in raising the needed capital.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending October 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b) Reports of Form 8-K

          None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           CI SELL CARS INC.
                                           Registrant


Date: December 17, 2003                    By: /s/ Curtis Hunsinger
                                           -------------------------
                                           Curtis Hunsinger
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, Controller
                                           and Secretary