Form 10QSB
period 2004-01-31
CI SELL CARS INC
filed 2004-03-12
CIK 1249869

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 2004: 26,932,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended January 31, 2004 are not necessarily indicative of results that may be expected for the year ending April 30, 2004. The financial statements are presented on the accrual basis.

                               CI SELL CARS, INC.
                                  BALANCE SHEET
                                January 31, 2004



         ASSETS

Cash                                                               $ 18,336
Inventory                                                             7,725
Deposit                                                               1,000
                                                                   --------
         TOTAL ASSETS                                              $ 27,061
                                                                   ========


Notes payable                                                      $    325
                                                                   --------


         STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none outstanding
Common stock, $.001 par, 100,000,000 shares
    authorized, 26,932,000 shares issued
    and outstanding                                                  26,932
Additional paid in capital                                           91,268
Accumulated deficit                                                 (91,464)
                                                                   --------
       TOTAL STOCKHOLDERS' EQUITY                                    26,736
                                                                   --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 27,061
                                                                   ========



                               CI SELL CARS, INC.
                            STATEMENTS OF OPERATIONS
                Three and Nine Months Ended January 31, 2004, the
                   Three Months Ended January 31, 2003 and the
                Period from September 6, 2002 (Inception) Through
                                January 31, 2003

                                                              Nine Months         Inception
                                   Three Months                 Ended             Through
                                 Ended January 31,            January 31,        January 31,
                            2004                 2003             2004              2003
                         ------------      ------------      ------------      ------------
Sales                    $      7,350      $      3,300      $     24,900      $      3,300


Cost of sales                  14,983             2,393            26,664             3,414
                         ------------      ------------      ------------      ------------
Gross Profit (Loss)            (7,633)              907            (1,764)             (114)

Administrative costs

   -paid in cash               11,428             1,607            21,906             4,541
   -paid in stock                                                                    10,000
                         ------------      ------------      ------------      ------------
Net loss                 $    (19,061)     $       (700)     $    (22,860)     $    (14,655)
                         ============      ============      ============      ============

Basic and diluted
  net loss
  per common share       $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)

Weighted average
  common shares
  outstanding              26,932,000        11,616,667        26,874,111        11,090,000


                               CI SELL CARS, INC.
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended January 31, 2004 and the
                    Period From September 6, 2002 (Inception)
                            Through January 31, 2003

                                                            Nine Months                Inception
                                                               Ended                    Through
                                                            January 31,               January 31,
                                                               2004                      2003
                                                           -------------             -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (22,860)                  $(14,655)
Adjustments to reconcile net loss to cash used
    in operating activities:
      Stock issued for services                                                            10,000
Changes in:
    Inventory                                                    2,090                     (4,750)
    Prepaid rent                                                   333
                                                              --------                   --------
NET CASH USED IN OPERATING ACTIVITIES                          (20,437)                    (9,405)
                                                              --------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                               18,150                     10,000
    Notes Payable                                                  325
                                                              --------                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       18,475                     10,000
                                                              --------                   --------
NET CHANGE IN CASH                                              (1,962)                       595

    Cash balance, beginning                                     20,298                          0
                                                              --------                   --------
    Cash balance, ending                                     $  18,336                   $    595
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

Through October 31, 2003, CI was presented as a development stage enterprise. In the quarter ended January 31, 2004, CI is no longer considered development stage and the additional disclosures have been removed.

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

Overview

Since our inception, our operations have been devoted to car sales and to a lesser degree the other two areas of our operations. We are focusing on selling cars through a used car lot, establishing a web site to sell used cars and finally to establish another website that assists prospective car dealers in obtaining and maintaining a Texas auto dealers license. These three areas will be tracked and CI Sell Cars will increasingly invest time and funds into the strongest business. We have started the advertising web site, but need an estimated $25,000 and twelve months to fully develop the site. We have not started the development of the dealer training web site; however, we estimate the development will be $50,000 and will require twelve months once we are funded.
We also need an advertising budget to promote the web sites and our ability to fully promote the web sites will be limited by our ability to raise capital.

In order to raise the capital to develop the two planned web sites we will need to either receive a substantial increase from our revenue stream, receive loans from our management or third parties and/or sell additional shares of our common stock which may cause significant dilution to existing shareholders.

Plan of Operation

The business was started in 2002 and since then we have received an auto dealers license in the State of Texas, established a small used car lot, successfully sold a number of cars and started the development of an advertising website for the local Houston market.

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

Capital Resources and Liquidity.

As of January 31, 2004, we have approximately $18,000 in cash. We believe that the planned expenditures for continuing the car sales business is minimal. Our general and administrative expenses are expected to average $1,000 per month for the next 12 month which gives us enough cash to survive for the next 12 months. We have no plans to pay salaries to our Officers or employees during the next 12 months and we have paid our rent for our offices for the whole year. We believe we have sufficient cash to meet our minimum costs and operating expenses for our used car lot during the next 12 months. However, we will need to raise additional capital to expand our used car lot and its inventory and to further develop our two planned websites. There is no assurance we will be successful in raising the needed capital.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending January 31, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           CI SELL CARS INC.
                                           Registrant


Date: March 12, 2004                    By: /s/ Curtis Hunsinger
                                           -------------------------
                                           Curtis Hunsinger
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, Controller
                                           and Secretary