Form 10KSB
period 2004-04-30
CI SELL CARS INC
filed 2004-07-29
CIK 1249869

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

                        Commission file Number 333-106637

                                CI SELL CARS INC.
                 (Name of small business issuer in its charter)

           TEXAS                                                16-1644353
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      309A EAST MAIN, TOMBALL, TEXAS 77375
                (Address of principal executive office)(Zip Code)

                    Issuer's telephone number (281) 255-6256

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year.  $5,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $24,555,000 as of July 26, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 7, 2004, the latest practicable date, the Company had 61,470,000 shares of its common stock outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE:

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                CI SELL CARS INC.
                              INDEX TO FORM 10-KSB
                                 April 30, 2004

PART I

Item 1 - Description of Business.
Item 2 - Description of Property.
Item 3 - Legal Proceedings.
Item 4 - Submission of Matters to a Vote of Security Holders.

PART II

Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.
Item 6 - Management's Discussion and Analysis or Plan of Operation.
Item 7 - Financial Statements.
Item 8 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Item 8A - Controls and Procedures.

PART III

Item 9 -  Directors and Executive Officers of the Registrant.
Item 10 - Executive Compensation.
Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Item 12 - Certain Relationships and Related Transactions. Item 13 - Exhibits and Reports on Form 8-K.
Item 14 - Principal Accountant Fees and Services.

                                     PART I

ITEM 1            DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

CI Sell Cars, Inc. ("CI" or the "Company") was incorporated on December 13, 2002, in the state of Texas, to become a car dealer and to obtain a license to sell cars in the state of Texas. Our operations actually commenced in September 2002 when we operated as a sole proprietorship doing business as CI Sell Cars. From the time we commenced operations in September 2002, until early 2003, Curtis Hunsinger, our sole officer and director, at that time, applied for a used car dealer license, researched the used car market and sold cars but not at the wholesale or dealer level. In February 2003, Mr. Hunsinger was successful in obtaining a Texas Used Car License. This license was issued to us by the Texas Department of Transportation, Motor Vehicle Division, and permits us to sell used cars in the State of Texas. In addition, we conducted research to determine if there are any web sites that offered to sell used cars, and, whether there were any public companies that sold used cars on the Internet.

Based on our research, we decided to develop three areas in the used car selling market to determine in which manner to focus our business plan. The first area that we are trying to develop is the traditional manner of selling used cars by establishing a used car lot, obtaining a state license, becoming approve at auto auctions and establishing relationships with vendors needed to quickly buy, `fix-up' and then sell cars for a profit. The next market we intend to pursue is to establish a web site that will list not only our cars for sale, but will allow others to list their cars also. Revenue sources would include advertising and listing fees. The final market we intend to pursue is the creation of a web page for new dealers to assist them in becoming used car dealers. We intend to pursue the development of all three avenues use the initial results of each area to determine where our investment should be concentrated.

Effective June 14, 2004, the Company discontinued its used car operations in order to pursue the Strategy Holding Company Limited business plan.


ACQUISITION OF STRATEGY HOLDING COMPANY LIMITED

On June 14, 2004, the closing was completed of an Agreement and Plan of Reorganization ("Definitive Stock Exchange Agreement") with Strategy Holding Company Limited ("Strategy"), whereby Strategy became a wholly owned subsidiary of CI.

Strategy, through its wholly-owned subsidiary, Strategy Insurance Limited ("SIL"), is a provider of specialty lines of insurance, reinsurance and risk and credit enhancement. Strategy conducts its insurance and reinsurance operations through its subsidiary, SIL, which is incorporated in Barbados, West Indies. It has offices in Barbados, West Indies; London, England; and Toronto, Canada.

The Definitive Stock Exchange Agreement provided for the purchase and retirement of 25,827,000 shares of our common stock by Strategy; the forward split of the remaining 1,105,000 common shares into 15,470,000 shares; the issue of 45,100,000 shares of our common stock to acquire Strategy; and the issue of

900,000 shares of our common stock as a finders fee. After completion of the above transactions, the Company will have 61,470,000 shares of its common stock outstanding. As a result of these transactions, a change in control has occurred and Frank Ney received 26,691,840 common shares (43.42% of the total outstanding) and Kavrav Ltd. received 18,408,160 common shares (29.95% of the total outstanding).

The Definitive Stock Exchange Agreement provides, in part, that the present officers and members of the Board of Directors, excluding Curtis Hunsinger, will all resign. Just before resignation, the Board of Directors will appoint Stephen Stonhill as their successor and as President and Chief Executive Officer.

SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004 which authorizes SIL to engage in the following classes of insurance business from within Barbados:

         o        General insurance business
         o        Credit and liability insurance
         o        Mortgage indemnity insurance
         o        Rental guarantee insurance
         o        Reinsurance

The acquisition of Strategy by the Company is subject to the approval of the Supervisor of Insurance for Barbados, West Indies. The Company does not anticipate that approval will be withheld.

DESCRIPTION OF BUSINESS

Strategy, through its wholly owned subsidiary, SIL, is organized as a multi-line insurer with a focus on credit and liability insurance in the fixed income and construction industries, predominately in North America. It also offers insurance related risk management solutions to users and providers of capital.

Strategy is headquartered and licensed in Barbados and commenced operations on March 25, 2004. Strategy will also operate risk management and broker support offices in London, Toronto, and Tampa. Premium income is expected to be derived from the following sources:

         o Underwriting and support of RS Group of Companies Inc. and its affiliates
         o        Mortgage indemnity insurance
         o        Condominium pre-sale sureties
         o        Senior Life Settlements held by Merlin Underwriting Agency
         o Canadian Intermediaries Limited North American Contractor liability portfolio
         o        Film completion bonds
         o        Credit enhancement products

ORGANIZATION

Strategy has organized itself as a multi-line insurance company in Barbados. It will be the parent of several wholly owned subsidiaries strategically located in target markets. Strategy will be responsible for the strategic direction of the Company and will be the approving authority on all underwriting.

Key operating subsidiary companies are as follows:

         o Strategy Underwriting Agency (London) Limited ("SUAL") provides underwriting expertise and agency services. It is located in the city of London where it will be a part of our U.K operations.
         o Strategy Insurance Intermediaries Limited ("SIIL"), a Florida corporation, provides agency, licensing and marketing support for the North American market. They will be located in the US and Canada. SIIL will be part of our North American operations.
         o Strategy Capital Markets (London) Limited ("SCML") will be located in the city of London where it will provide investment banking and risk management support for global markets. SCML will be part of our Global Operations Group.


MARKET PHILOSOPHY

The global insurance market is reflective of societal changes be they limited to regional adjustment or reaction to international events. Many players in the industry have retrenched in recent years, revising their portfolio mix and underwriting philosophy to embrace conservatism of style, while attempting to maintain market share and acceptable yields to shareholders. Indeed, it has been a difficult period for an industry that trades on history and responsiveness.

Sophistication from experience and keeping pace with technology has helped to maintain positioning but there are more compelling issues to consider in today's environment. Strategy is created with respect for the role insurance plays in society and mindful of the winds of change blowing through the industry, in particular the convergence of insurance and finance.

As in any business, a single underwriting philosophy governs all of our underwriting operations. We will be careful and disciplined underwriters, but will be creative and flexible. We will invest substantial time and resources to develop sophisticated securitization and risk models in an attempt to ensure that underwriting is profitable and risk is mitigated. We will marry both capital markets financial products and traditional insurance underwriting practices to ensure expanded premium growth while maintaining minimal risk exposure. Our core business philosophy is financial performance and security.

The convergence of financial products and insurance has created a new arena with almost endless potential. The conception and launch of Strategy is timed to exploit this opportunity. The Board composition reflects commercial success and insurance expertise that will drive corporate philosophy. Innovative and contemporary thinking backed by solid capitalization is designed to provide a level of excellence to clients and shareholders alike. Through executive risk review and embedded expertise, Strategy's mission is to be an influential player in the development and expansion of the financial insurance sector.

THE MARKET

Strategy views the credit market as its primary focus of business. Changes within the insurance and financial industries, specifically capital markets and those protocols being developed in the Basel Accord have precipitated a convergence of financial products and insurance throughout the global capital markets. This convergence has created a development of credit insurance products that will provide securitization and certainty for long-term asset/liability management that is a benefit for every investor who has long-term income planning issues. Credit insurance will influence not only long term lending investment strategies but it will directly affect an investor's approach to asset allocation and portfolio management in the fixed income market.

Globally, insurance companies are supportive of credit based insurance given recent re-positioning of their infrastructures to include capital market activities and have begun to create Financial Solutions Groups to support those markets. Marsh & McLennan Insurance and Marsh & McLennan Securities Corporation, Swiss Reinsurance Company and Swill Re Financial Services Group are two of the many growing examples of this trend. Max Re, a reinsurer based in Bermuda has developed a Capital Markets Insurance structure that is providing investors market leading returns. They are offering Credit Default Swaps, Credit Default Insurance, Residual Value Insurance and many more credit insurance derivatives.

Swiss Re recently participated in the development of contingent loss coverage for banks saddled with long term loan loss provisions. They concluded an underwriting for the Royal Bank of Canada wherein they insured the Royal Bank's loan loss provisions using Contingent Loss coverage backed up by a call option for preferred stock of each other's companies. The result was the freeing up of $200 Million Canadian in capital that bank regulators were requiring the bank to hold without investing as part of their loan loss provisions requirements. The cost of the insurance premiums for this transaction was a fraction of the funds the bank is now earning from investing the recaptured $200 Million Canadian.

Christopher L. Culp has written a review of this transaction, titled a "CLOC". He is an Economics Professor at the University of Chicago who has studied the growing trend of Credit Insurance derivatives and now is on the Board of Advisory of a periodical journal titled "Risk Finance, The Convergence of Financial Products and Insurance". Credit Default Insurance and Residual Value Insurance are the two widely used credit insurance products in the insurance market today. Standard & Poor's have developed a rating system for insurance companies offering Credit Insurance: Financial Enhancement Ratings (FER) is a rating system that applies to those insurance companies providing Credit Insurance products who have agreed to pay losses on demand and without delay.

The brokerage community in London is also changing its brokerage services to meet the Credit Insurance needs and requests of their clients and underwriters. They see themselves as Intermediaries with newly defined claims adjustment parameters and increased responsibilities as Risk Managers. Strategy has recognized the trend and has created a strategic relationship with a UK based insurance brokerage to support our business objectives.

It is anticipated that Strategy will earn 75% of its premium income from the credit market while the remainder of its income will be derived from standard contingent liability underwriting in the North American market.

RISK MINIMIZATION STRATEGY

Our key risk minimization strategy will have two platforms, Insurance and Capital Market Products. We will invest substantial resources in the development of sophisticated analytical tools to support the insurance underwriting platform and personnel who understand and can structure complex financial products to hedge risk positions insured by strategy. Our market will consist of Credit Products which have historic data support or are priced to garner high enough premium yields to support the acquisitions of either reinsurance or financial products from global capital markets. However, we also believe that an underwriter operating within our structure must have the freedom to use his or her experience, intelligence and judgment if they are to offer the client the most appropriate insurance product given that our core business is insurance.

We have identified the following risks that are faced by Strategy and have implemented appropriate minimization strategies to protect our shareholders.

CATASTROPHIC LOSS - Catastrophic loss such as natural disasters can cause significant impact on the results of insurance companies. To minimize exposure from these risks, we have chosen lines of business that are less susceptible to natural disaster.

CONFLAGRATION OF CLAIMS - Conflagration of claims or the tendency for claims to cluster together thus causing an insurance company to pay a frequency of claims in an area where they would not normally expect it can cripple a company. We will minimize this exposure using spread of risk. By diversifying the portfolio of business and transferring the risk through retrocession or reinsurance, we will reduce our exposure to this risk.

POOR DEMAND - Poor demand can cause a reduction in ROI of the company and increase the cost of our capital. We have taken a multi-pronged approach to this risk. First, we are partnering with certain international intermediaries who have a better than average portfolio of business and have agreed to place a predetermined amount of business with us. Second, we have established strategic partnerships with other underwriters that will feed business to us through Tyser Credit Risk Ltd. Third, we have established a set of underwriting principals that reduce this exposure by limiting business written to those portfolios that are ongoing as opposed to start-up businesses.

REGIONAL DIFFERENCES - Certain regions in the global market do not produce results that contribute to profitability. In order to mitigate this risk, we have chosen underwriting officers who know and understand the global market and have the experience to choose the best business in these markets. We have also reduce this exposure by choosing lines of business that naturally reduce this exposure as the demand for them in less desirable regions is negligible.

PROFITABILITY - In any insurance company there is always the risk of loss due to the assumption of risk that may not be fully identified or changes due to external forces beyond our control. A recent example of this is risks such as terrorism that for may years went unnoticed in the North American context and have become very prominent in the risk minimization strategies of insurance companies since September 11, 2001. We have chosen lines of business that have traditionally shown better results and will choose to underwrite only those risks in these lines that indicate better than average results.

TAX ISSUES - Barbados enjoys a preferred status with the tax authorities of Canada and the United States that results in their being a preferred location for Canadian and American multi-national financial institutions. As with any tax law, this status could change at any time resulting in an increase in cost and also impacting our potential income. It is our intent to hedge against this possibility by being a global operation with office in the USA, Canada and the United Kingdom in addition to Barbados.

REGULATORY CHANGES - As a result of certain commitments made by the Barbados government, insurance companies licensed in Barbados may operate in the United States as Non-Admitted carriers. As this is a special exemption that could be changed at any time, we will need to maintain a presence onshore. Over time, this presence will be increased in order to make the transition onshore should regulatory changes require it.


SECURITIZATION PLAN

Strategy is organized as a multi-line insurer with a focus on credit and liability insurance in the fixed income and construction industries, predominately in the North American markets.

Our key risk minimization strategy is based on a two-platform securitization strategy, re-insurance and/or capital market derivative and discounted bond products to be used as securitization for its book of underwriting. While we will maintain some risk, it will not be weighted on average more than premium dollars earned. In some cases our risk strategy will include only analytical and statistical data, as in the case of Rental Guarantee Insurance and Mortgage Indemnity Insurance. In both cases we are able to build an appropriate risk analysis based on historic default and vacancy rates. In the case of mortgages, the traditional default rate is 4% of premium earned and in the case of Rental Guarantee Insurance, US Census information has provided us with detailed information on default and vacancy rates which indicates a loss ratio no higher than 6% of premium earned. Even if actual results grossly exceed this modeling, it is anticipated that we should always be profitable in both of these endeavors. Following is a more detailed plan for our securitization:

RENTAL GUARANTEE INSURANCE - The national default rate is 1.35% based on a 38 city comparison analysis which is based on US census information. Given the plan provided by Rent Shield, we believe this product doesn't need additional institutional securitization given that each apartment rent insured is personally guaranteed by the tenant.

MORTGAGE INDEMNITY INSURANCE - The North American Mortgage model indicates a default rate of less than 1%. Given the plan provided by RSC Financial, we believe this product does not require further securitization, given that property and personal guarantees form part of the security for the underwriting.

CREDIT ENHANCEMENT RESIDENTIAL DEVELOPER PRE-SALE SURETY - Traditionally in North America, most construction loans on residential developments are based on pre-sales and pre-sale contracts. Given this, banks take absolutely no risk on market issues, solely considering risk on construction completion and budgetary issues that can be mitigated through insurance, bid bonds, material bonds, labor bonds and completion bonds. In spite of the above, banks traditionally lend no more than 65% of the construction cost, even though pre-sales account for 100% of these costs. Builders and developers are tying up capital in projects, capital that is needed for development of new projects, and this has created a market for pre-sale backed construction financing. It can be a lucrative market, the premium charged can be 4.5% on the gross coverage and risk can be totally minimized if we use the following securitization plan:

         o        Proof of financing for the first 65%
         o Pre-sales for 100% of the construction costs which include both the 65% bank loan and the 35% Strategy Surety:
                  o        Pre-sales must carry a minimum 20% deposit
                  o Pre-sales must be third party and personally guaranteed by the purchaser
                  o        Pre-sales must be beyond the rescission period

         o        Completion bond from third party insurer rated no less than A-
                  AM Best
         o Bid, Material and Labor Bonds to cover all outstanding issues, this must be posted by the General Contractor and must be in support of the completion bond
         o The builder must demonstrate to the insurance company that the fair market retail value of the property is at least 124% of the construction costs.

In this model the insurer is underwriting the pre-sales which are secured by the 20% deposit, the buyer's personal guarantee, the equity on the project (minimum 24%) and completion backed by third party construction bonds.

RS Corporation has completed a model project in Toronto, Canada, where Condor Insurance guaranteed the equity lenders their 35% loan to the Bloor Christie project backed by pre-sales. Their premium fee was 4.5% and the deal was structured by one of Strategy's principals.

FAIR MARKET VALUE COVERAGE - TIME SHARE INDUSTRY - Fair Market Value Coverage for the time share industry is a financial exercise marketed as Time Share Cost Protection Insurance.

The time-share market has proven to be inefficient when it comes to pricing and resale. A standard week of time-share in the US costs roughly $10,600 and based on current surveys only 3% of the US population own time-shares. In 2002 the time-share industry sold approximately $9 Billion in time-shares worldwide, 60% of this accounted for marketing costs, a number that is growing all of the time. It is generally understood that time-share owners are typically dissatisfied but surveys demonstrate that 62% of the market are satisfied with their purchase. Of course, the vocal 38% are entirely unhappy about the purchase. The industry faces two issues, how to increase both market size and customer satisfaction. This can be achieved using time-share cost protection insurance, i.e.: provide insurance to a purchaser that in the event their time-share cannot be resold or exchanged they can call on the insurance to recover the cost of the time-share purchase or the difference between the exchange and the original purchase if the exchange is valued at a lesser amount.

This product is designed and marketed as insurance, although, underlying the product is a pre-contract hedge with a major bank to offset 100% of the risk of the insurer.

SHARE COST PROTECTION INSURANCE - Premium is 25% of the purchase price. For an average purchase price of $10,600, the average premium would be $2,650 with a one-time affinity group membership fee of the greater of $1,000 or $500 plus 5%.

         o Term is 10 years, with no call on the insurance until the 10th year. Insured must provide notice anytime by the seventh year of their intention to sell or exchange within the ten year period.
         o Marketing - As an affinity program through major timeshare sellers, exchangers and developers, such as Cendant, RCI and Intra West.
         o Securitization - Purchase capital market products providing hedge fund returns that match 100% exposure to the risk. Currently we are negotiating with a major world bank that will sell a forward agreement at 22% of face, based on a ten-year term or we can purchase senior life settlements currently being underwritten in the market for roughly the same price.


SENIOR LIFE SETTLEMENT TERM PAYMENT INSURANCE - We believe that Senior Life Settlement underwriting can be very lucrative if the underwriter were to use some basic pool and derivative principles of securitization. In the past underwriters have written this product on a one off basis, not pooled the overall results and thus left the entire profit on each underwriting with the originators without the benefit of cross collateralization for risk minimization.

The Life Settlement market in the US comprises various entities purchasing the Life Insurance policies of third parties. To do so, it is necessary for the subject lives to be evaluated in terms of their mortality in order to define costing and a value place on the policy at purchase date. In addition to mortality, the market should be pooling the origination of these transactions in much the same way as mortgage pools and the underwriters should be capping the return to a market rate and not the full face value of the Life Insurance.


FILM AND CONSTRUCTION COMPLETION BONDS - Strategy has in-house expertise and experience in this type of coverage with a major supporter having produced many feature films and hundreds of hours of television. We will assemble a team to provide Film Completion bonding. This is a lucrative business, given the current nature of independent film production. The key issues in this market are in knowing (a) which risks to accept, (b) when a film should be taken over, and (c) what to do after the takeover. There is virtually zero risk of complete loss, and properly structured, manageable risk of any loss.

LIABILITY INSURANCE - Underwriting consideration in this wide-ranging class will be restricted to historical high-yield business. Risk assessment will require a factual performance database spanning the prior five years.

The impact of September 11, 2001 created major portfolio revisions, particularly by the large insurers, leaving a significant opportunity for small players. Strategy has access to a number of such books where current pricing levels (due to market contraction) are at an all-time high. Combined with strict underwriting disciplines and tight policy conditions, we expect to achieve gross underwriting ratios in the 30% range.

Of prime underwriting importance is assessment of the existing legal environment and its trend in any given jurisdiction. While premiums may have ballooned in the hard-to-place sector, coverage such as E&O/D&O and Professional Liability would not be considered as opportunities. The long-tail nature of such heavy liability risks and the court award levels are not elements Strategy will contemplate under any circumstances.

Contingency underwriting will be considered due to the typically unique nature of such risks. We would anticipate a minimum premium level due to the review effort on each case but would expect a gross underwriting ratio of 10% to 15% on the overall book.

OTHER CLASSES OF INSURANCE - Initial underwriting strategy will be to focus on the areas outlined above, but remain open to reviewing other business that is risk averse and economically viable.

Many regions have surplus capacity from large insurers and the bank assurance market. This creates an unstable rating environment as pricing levels are generally inadequate with consequent (often massive) re-adjustments being periodically necessary. This can tend to lead to over-regulation on pricing, or, in the case of a politically sensitive class, government intervention. High volume, low-yield business, such as personal lines and standard commercial, will not be written by Strategy.

Similarly, high-risk exposed business (Professional Liability and environmental exposures for example) will not be considered. Strategy will not write Marine or Aviation business.

We anticipate considering niche business, such as accident/disability, but not on a retail basis to individuals. For this type of coverage, and most others, it is preferable to underwrite Group or Affinity type programs which have sufficiently large numbers to reflect a sound statistical base over time, but also provide the ability to adjust terms in the event of unexpected deviation.

Strategy will consider increased involvement in the Reinsurance area over time, but will not entertain portfolios with catastrophic potential or low retention Excess of Loss business. It is common in the industry to back licensed paper in specific jurisdictions and this will be considered subject to the quality of the insurer involved, as well as, the portfolio itself. At all times, it is a pre-requisite that the ceding insurer be approved by the Underwriting Committee.


TECHNOLOGY PLAN

Our vision is to develop a web-based application that will enable approved intermediaries to securely enter insurance and financial data from anywhere in the world in multiple languages and multiple currencies. This system will in turn be able to record and report on all financial transactions as well as transfer funds according to those transactions.

Qualified intermediaries will be able to submit an application for underwriting via the Internet through an SSL encrypted secure login and have their choice of language such as English, French, German, Spanish, etc. Intermediaries will be located throughout the globe in multiple countries, in multiple regions, entering a variety of different insurance lines. Options and fields on the system will be dynamically presented based on their role/access. This will include but not be limited to Insuree's contact information, banking information, policy number, premiums, and currency. The system will also support the upload of multiple file types to be associated with policies. Moving forward, we will provide document systems that will enable users to fax in documents and images to be tied to different policies. Users within the system will be limited to Intermediaries and various administrative roles for underwriting, accounting, claims processing and management reporting. Underwriters logging into the system will be able to view new applications pending, including attached documents, as well as approve, decline or request more information from the intermediaries. The system will also notify users of any abeyance and any actions to be taken. The system will automatically assign policy numbers once approved, as well as, record all premiums established and to be collected through electronic sweeps of bank accounts. Subject to currencies involved, such as Pound Sterling, Euros or US Dollars, interfaces will be written to automatically withdraw or deposit funds into different accounts. Scheduled reports will include details on premiums written and earned, claims paid, claims outstanding, loss ration on written and earned, as well as, total incurred loss ration on a written and earned basis.

System uptime required will be 24 hours a day, 7 days a week. To ensure this performance, the selected company will have to provide loan-balancing services either though hardware or software, as well as, UPS with possibly diesel generators to ensure the timely transfer of services to another offsite location in the event of power outage or facilities damage.

In supporting our multiple over seas offices, we anticipate no additional technical requirements, as this is an Internet based application. However, we will investigate the option of having a standby location in Barbados with Cable & Wireless or in the UK with British Telecom. This would facilitate a failsafe environment providing 100% uptime. Service Level Agreement (SLA) would include automated system monitoring, as well as, at a minimum, 2-hour response time, available 24x7, with appropriate escalation procedures.

In developing the system, we will leverage as much of the existing source code to support the new business. Interfaces already in place include: Moneris' e-commerce payment system, Royal Bank direct deposit and withdrawal and TransUnion/Equifax for credit checks. The development supplier will have to have demonstrated experience in developing applications for insurance or financial institutions using Microsoft SQL Server, .Net technologies and XML. Other possible technologies would include Oracle, J2EE, Java and WAP (Wireless Application Protocol). To work with multiple systems, XML standards will be established to provide seamless communication between systems, as well as, ASCII file standards to support systems that are not XML compatible. Data will also be backed up on a daily schedule with 21-day rotation of tapes to an offsite facility such as those services offered by Iron Mountain.

Access to server rooms will be restricted to those authorized personnel by keypads and electronic keycards. 128-bit encryption will be implemented whenever possible subject to US laws regarding the export of this encryption algorithm. Network architecture will include firewalls, routers, DMZ, etc.

EMPLOYEES

Strategy will initially employ 9 personnel in Barbados who will support the Board of Directors, Executive Director, Chief Actuary and Chief Financial Officer.

SUAL will be housed in the City of London and it is expected that they will employ 20 personnel in various executive, management, underwriting and administrative support roles.

SIIL will be located in Canada and the United States and it is expected initially that five personnel are required to support the CEO and President. The positions will include two additional co-brokers to expand licensing throughout US markets with two executive assistants and one receptionist.

SCML will be located in the City of London. It is expected that the Managing Director will be supported by three risk management executive, three executive assistants and one receptionist.


ITEM 2            DESCRIPTION OF PROPERTY.

CI maintained its corporate office at its operations address, 309A East Main, Tomball, Texas 77375. Total rent expense during the year ended April 30, 2004, was $663.

Strategy will lease offices at the following locations:

         o        Barbados ($4,800 per month for three years commencing April
                  15, 2004).
         o London ($22,167 per month for three years commencing approximately September 1, 2005). The first year rent is free.
         o        Tampa, Florida (currently under negotiation).
         o Toronto, Canada ($5,400 per month for five years commencing November 1, 2004).


ITEM 3            LEGAL PROCEEDINGS.

The Company is not a party to any litigation.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2004.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Our $.001 par value per share common stock is traded in the over-the-counter market and is quoted on the NASD Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CISL".

The following tables set forth the quarterly high and low daily bids for our common stock as reported by the OTCBB for the period from April 23, 2004, when our stock was first reported on the OTCBB, through April 30, 2004. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                               HIGH             LOW
                                               ----             ---

Quarter ended April 30, 2004                   $.04             $.00


The OTCBB is a quotation service sponsored by the National Association of Securities Dealers that displays real-time quotes and volume information in over-the-counter ("OTC") equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bids and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

HOLDERS - At July 7, 2004, there were 19 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS - The Company has never paid cash dividends on its common stock and intends to utilize current and future resources to implement its plan of operation. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - The Company does not currently have any equity compensation plan or any securities authorized for issuance under individual compensation arrangements.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES - None.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Some of the statements under "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Business" and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under "Risk Factors." We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.


GENERAL

CI was incorporated on December 13, 2002, in the state of Texas, to become a car dealer and to obtain a license to sell cars in the state of Texas. Our operations actually commenced in September 2002 when we operated as a sole proprietorship doing business as CI Sell Cars. From the time we commenced operations in September 2002, until early 2003, Curtis Hunsinger, our sole officer and director, at that time, applied for a used car dealer license, researched the used car market and sold cars, but not at the wholesale or dealer level. In February 2003, Mr. Hunsinger was successful in obtaining a Texas Used Car License. This license was issued to us by the Texas Department of Transportation, Motor Vehicle Division, and permits us to sell used cars in the State of Texas. In addition, we conducted research to determine if there are any web sites that offered to sell used cars, and, whether there were any public companies that sold used cars on the Internet.

Based on our research, we decided to develop three areas in the used car selling market to determine in which manner to focus our business plan. The first area that we are trying to develop is the traditional manner of selling used cars by establishing a used car lot, obtaining a state license, becoming approve at auto auctions and establishing relationships with vendors needed to quickly buy, `fix-up' and then sell cars for a profit. The next market we intend to pursue is to establish a web site that will list not only our cars for sale, but will allow others to list their cars also. Revenue sources would include advertising and listing fees. The final market we intend to pursue is the creation of a web page for new dealers to assist them in becoming used car dealers. We intend to pursue the development of all three avenues use the initial results of each area to determine where our investment should be concentrated.

Effective June 14, 2004, the Company discontinued its used car operations in order to pursue the acquisition of Strategy Holding Company Limited.

ACQUISITION OF STRATEGY HOLDING COMPANY LIMITED

On June 14, 2004, the closing was completed of an Agreement and Plan of Reorganization ("Definitive Stock Exchange Agreement") with Strategy Holding Company Limited ("Strategy"), whereby Strategy became a wholly owned subsidiary of CI.

Strategy, through its wholly-owned subsidiary, Strategy Insurance Limited ("SIL"), is a provider of specialty lines of insurance, reinsurance and risk and credit enhancement. Strategy conducts its insurance and reinsurance operations principally through its subsidiary, SIL, which is incorporated in Barbados, West Indies. It has offices in Barbados, West Indies; London, England; and Toronto, Canada.

The Definitive Stock Exchange Agreement provided for the purchase and retirement of 25,827,000 shares of our common stock by Strategy; the forward split of the remaining 1,105,000 common shares into 15,470,000 shares; the issue of 45,100,000 shares of our common stock to acquire Strategy; and the issue of 900,000 shares of our common stock as a finders fee. After completion of the above transactions, the Company will have 61,470,000 shares of its common stock outstanding. As a result of these transactions, a change in control has occurred and Frank Ney received 26,691,840 common shares (43.42% of the total outstanding) and Kavrav Ltd. received 18,408,160 common shares (29.95% of the total outstanding).

The Definitive Stock Exchange Agreement provides, in part, that the present officers and members of the Board of Directors, excluding Curtis Hunsinger, will all resign. Just before resignation, the Board of Directors will appoint Stephen Stonhill as their successor and as President and Chief Executive Officer.

SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004 which authorizes SIL to engage in the following classes of insurance business from within Barbados:

         o        General insurance business
         o        Credit and liability insurance
         o        Mortgage indemnity insurance
         o        Rental guarantee insurance
         o        Reinsurance

The acquisition of Strategy by the Company is subject to the approval of the Supervisor of Insurance for Barbados, West Indies. The Company does not anticipate that approval will be withheld.

                                PLAN OF OPERATION

DESCRIPTION OF BUSINESS

Strategy, through its wholly owned subsidiary, SIL, is organized as a multi-line insurer with a focus on credit and liability insurance in the fixed income and construction industries, predominately in North America. It also offers insurance related risk management solutions to users and providers of capital.

Strategy is headquartered and licensed in Barbados and commenced operations on March 25, 2004. Strategy will also operate risk management and broker support offices in London, Toronto, and Tampa. Premium income is expected to be derived from the following sources:

         o Underwriting and support of RS Group of Companies Inc. and its affiliates
         o        Mortgage indemnity insurance
         o        Condominium pre-sale sureties
         o        Senior Life Settlements held by Merlin Underwriting Agency
         o Canadian Intermediaries Limited North American Contractor liability portfolio
         o        Film completion bonds
         o        Credit enhancement products

ORGANIZATION

Strategy has organized itself as a multi-line insurance company in Barbados. It will be the parent of several wholly owned subsidiaries strategically located in target markets. Strategy will be responsible for the strategic direction of the Company and will be the approving authority on all underwriting.

Key operating subsidiary companies are as follows:

         o Strategy Underwriting Agency (London) Limited ("SUAL") provides underwriting expertise and agency services. It is located in the city of London where it will be a part of our U.K operations.
         o Strategy Insurance Intermediaries Limited ("SIIL"), a Florida corporation, provides agency, licensing and marketing support for the North American market. They will be located in the US and Canada. SIIL will be part of our North American operations.
         o Strategy Capital Markets (London) Limited ("SCML") will be located in the city of London where it will provide investment banking and risk management support for global markets. SCML will be part of our Global Operations Group.


MARKET PHILOSOPHY

The global insurance market is reflective of societal changes be they limited to regional adjustment or reaction to international events. Many players in the industry have retrenched in recent years, revising their portfolio mix and underwriting philosophy to embrace conservatism of style, while attempting to maintain market share and acceptable yields to shareholders. Indeed, it has been a difficult period for an industry that trades on history and responsiveness.

Sophistication from experience and keeping pace with technology has helped to maintain positioning but there are more compelling issues to consider in today's environment. Strategy is created with respect for the role insurance plays in society and mindful of the winds of change blowing through the industry, in particular the convergence of insurance and finance.

As in any business, a single underwriting philosophy governs all of our underwriting operations. We will be careful and disciplined underwriters, but will be creative and flexible. We will invest substantial time and resources to develop sophisticated securitization and risk models in an attempt to ensure that underwriting is profitable and risk is mitigated. We will marry both capital markets financial products and traditional insurance underwriting practices to ensure expanded premium growth while maintaining minimal risk exposure. Our core business philosophy is financial performance and security.

The convergence of financial products and insurance has created a new arena with almost endless potential. The conception and launch of Strategy is timed to exploit this opportunity. The Board composition reflects commercial success and insurance expertise that will drive corporate philosophy. Innovative and contemporary thinking backed by solid capitalization is designed to provide a level of excellence to clients and shareholders alike. Through executive risk review and embedded expertise, Strategy's mission is to be an influential player in the development and expansion of the financial insurance sector.

THE MARKET

Strategy views the credit market as its primary focus of business. Changes within the insurance and financial industries, specifically capital markets and those protocols being developed in the Basel Accord have precipitated a convergence of financial products and insurance throughout the global capital markets. This convergence has created a development of credit insurance products that will provide securitization and certainty for long-term asset/liability management that is a benefit for every investor who has long-term income planning issues. Credit insurance will influence not only long term lending investment strategies but it will directly affect an investor's approach to asset allocation and portfolio management in the fixed income market.

Globally, insurance companies are supportive of credit based insurance given recent re-positioning of their infrastructures to include capital market activities and have begun to create Financial Solutions Groups to support those markets. Marsh & McLennan Insurance and Marsh & McLennan Securities Corporation, Swiss Reinsurance Company and Swill Re Financial Services Group are two of the many growing examples of this trend. Max Re, a reinsurer based in Bermuda has developed a Capital Markets Insurance structure that is providing investors market leading returns. They are offering Credit Default Swaps, Credit Default Insurance, Residual Value Insurance and many more credit insurance derivatives.

Swiss Re recently participated in the development of contingent loss coverage for banks saddled with long term loan loss provisions. They concluded an underwriting for the Royal Bank of Canada wherein they insured the Royal Bank's loan loss provisions using Contingent Loss coverage backed up by a call option for preferred stock of each other's companies. The result was the freeing up of $200 Million Canadian in capital that bank regulators were requiring the bank to hold without investing as part of their loan loss provisions requirements. The cost of the insurance premiums for this transaction was a fraction of the funds the bank is now earning from investing the recaptured $200 Million Canadian.

Christopher L. Culp has written a review of this transaction, titled a "CLOC". He is an Economics Professor at the University of Chicago who has studied the growing trend of Credit Insurance derivatives and now is on the Board of Advisory of a periodical journal titled "Risk Finance, The Convergence of Financial Products and Insurance". Credit Default Insurance and Residual Value Insurance are the two widely used credit insurance products in the insurance market today. Standard & Poor's have developed a rating system for insurance companies offering Credit Insurance: Financial Enhancement Ratings (FER) is a rating system that applies to those insurance companies providing Credit Insurance products who have agreed to pay losses on demand and without delay.

The brokerage community in London is also changing its brokerage services to meet the Credit Insurance needs and requests of their clients and underwriters. They see themselves as Intermediaries with newly defined claims adjustment parameters and increased responsibilities as Risk Managers. Strategy has recognized the trend and has created a strategic relationship with a UK based insurance brokerage to support our business objectives.

It is anticipated that Strategy will earn 75% of its premium income from the credit market while the remainder of its income will be derived from standard contingent liability underwriting in the North American market.

RISK MINIMIZATION STRATEGY

Our key risk minimization strategy will have two platforms, Insurance and Capital Market Products. We will invest substantial resources in the development of sophisticated analytical tools to support the insurance underwriting platform and personnel who understand and can structure complex financial products to hedge risk positions insured by strategy. Our market will consist of Credit Products which have historic data support or are priced to garner high enough premium yields to support the acquisitions of either reinsurance or financial products from global capital markets. However, we also believe that an underwriter operating within our structure must have the freedom to use his or her experience, intelligence and judgment if they are to offer the client the most appropriate insurance product given that our core business is insurance.

We have identified the following risks that are faced by Strategy and have implemented appropriate minimization strategies to protect our shareholders.

CATASTROPHIC LOSS - Catastrophic loss such as natural disasters can cause significant impact on the results of insurance companies. To minimize exposure from these risks, we have chosen lines of business that are less susceptible to natural disaster.

CONFLAGRATION OF CLAIMS - Conflagration of claims or the tendency for claims to cluster together thus causing an insurance company to pay a frequency of claims in an area where they would not normally expect it can cripple a company. We will minimize this exposure using spread of risk. By diversifying the portfolio of business and transferring the risk through retrocession or reinsurance, we will reduce our exposure to this risk.

POOR DEMAND - Poor demand can cause a reduction in ROI of the company and increase the cost of our capital. We have taken a multi-pronged approach to this risk. First, we are partnering with certain international intermediaries who have a better than average portfolio of business and have agreed to place a predetermined amount of business with us. Second, we have established strategic partnerships with other underwriters that will feed business to us through Tyser Credit Risk Ltd. Third, we have established a set of underwriting principals that reduce this exposure by limiting business written to those portfolios that are ongoing as opposed to start-up businesses.

REGIONAL DIFFERENCES - Certain regions in the global market do not produce results that contribute to profitability. In order to mitigate this risk, we have chosen underwriting officers who know and understand the global market and have the experience to choose the best business in these markets. We have also reduce this exposure by choosing lines of business that naturally reduce this exposure as the demand for them in less desirable regions is negligible.

PROFITABILITY - In any insurance company there is always the risk of loss due to the assumption of risk that may not be fully identified or changes due to external forces beyond our control. A recent example of this is risks such as terrorism that for may years went unnoticed in the North American context and have become very prominent in the risk minimization strategies of insurance companies since September 11, 2001. We have chosen lines of business that have traditionally shown better results and will choose to underwrite only those risks in these lines that indicate better than average results.

TAX ISSUES - Barbados enjoys a preferred status with the tax authorities of Canada and the United States that results in their being a preferred location for Canadian and American multi-national financial institutions. As with any tax law, this status could change at any time resulting in an increase in cost and also impacting our potential income. It is our intent to hedge against this possibility by being a global operation with office in the USA, Canada and the United Kingdom in addition to Barbados.

REGULATORY CHANGES - As a result of certain commitments made by the Barbados government, insurance companies licensed in Barbados may operate in the United States as Non-Admitted carriers. As this is a special exemption that could be changed at any time, we will need to maintain a presence onshore. Over time, this presence will be increased in order to make the transition onshore should regulatory changes require it.


SECURITIZATION PLAN

Strategy is organized as a multi-line insurer with a focus on credit and liability insurance in the fixed income and construction industries, predominately in the North American markets.

Our key risk minimization strategy is based on a two-platform securitization strategy, re-insurance and/or capital market derivative and discounted bond products to be used as securitization for its book of underwriting. While we will maintain some risk, it will not be weighted on average more than premium dollars earned. In some cases our risk strategy will include only analytical and statistical data, as in the case of Rental Guarantee Insurance and Mortgage Indemnity Insurance. In both cases we are able to build an appropriate risk analysis based on historic default and vacancy rates. In the case of mortgages, the traditional default rate is 4% of premium earned and in the case of Rental Guarantee Insurance, US Census information has provided us with detailed information on default and vacancy rates which indicates a loss ratio no higher than 6% of premium earned. Even if actual results grossly exceed this modeling, it is anticipated that we should always be profitable in both of these endeavors. Following is a more detailed plan for our securitization:

RENTAL GUARANTEE INSURANCE - The national default rate is 1.35% based on a 38 city comparison analysis which is based on US census information. Given the plan provided by Rent Shield, we believe this product doesn't need additional institutional securitization given that each apartment rent insured is personally guaranteed by the tenant.

MORTGAGE INDEMNITY INSURANCE - The North American Mortgage model indicates a default rate of less than 1%. Given the plan provided by RSC Financial, we believe this product does not require further securitization, given that property and personal guarantees form part of the security for the underwriting.

CREDIT ENHANCEMENT RESIDENTIAL DEVELOPER PRE-SALE SURETY - Traditionally in North America, most construction loans on residential developments are based on pre-sales and pre-sale contracts. Given this, banks take absolutely no risk on market issues, solely considering risk on construction completion and budgetary issues that can be mitigated through insurance, bid bonds, material bonds, labor bonds and completion bonds. In spite of the above, banks traditionally lend no more than 65% of the construction cost, even though pre-sales account for 100% of these costs. Builders and developers are tying up capital in projects, capital that is needed for development of new projects, and this has created a market for pre-sale backed construction financing. It can be a lucrative market, the premium charged can be 4.5% on the gross coverage and risk can be totally minimized if we use the following securitization plan:

         o        Proof of financing for the first 65%
         o Pre-sales for 100% of the construction costs which include both the 65% bank loan and the 35% Strategy Surety:
                  o        Pre-sales must carry a minimum 20% deposit
                  o Pre-sales must be third party and personally guaranteed by the purchaser
                  o        Pre-sales must be beyond the rescission period

         o        Completion bond from third party insurer rated no less than A-
                  AM Best
         o Bid, Material and Labor Bonds to cover all outstanding issues, this must be posted by the General Contractor and must be in support of the completion bond
         o The builder must demonstrate to the insurance company that the fair market retail value of the property is at least 124% of the construction costs.

In this model the insurer is underwriting the pre-sales which are secured by the 20% deposit, the buyer's personal guarantee, the equity on the project (minimum 24%) and completion backed by third party construction bonds.

RS Corporation has completed a model project in Toronto, Canada, where Condor Insurance guaranteed the equity lenders their 35% loan to the Bloor Christie project backed by pre-sales. Their premium fee was 4.5% and the deal was structured by one of Strategy's principals.

FAIR MARKET VALUE COVERAGE - TIME SHARE INDUSTRY - Fair Market Value Coverage for the time share industry is a financial exercise marketed as Time Share Cost Protection Insurance.

The time-share market has proven to be inefficient when it comes to pricing and resale. A standard week of time-share in the US costs roughly $10,600 and based on current surveys only 3% of the US population own time-shares. In 2002 the time-share industry sold approximately $9 Billion in time-shares worldwide, 60% of this accounted for marketing costs, a number that is growing all of the time. It is generally understood that time-share owners are typically dissatisfied but surveys demonstrate that 62% of the market are satisfied with their purchase. Of course, the vocal 38% are entirely unhappy about the purchase. The industry faces two issues, how to increase both market size and customer satisfaction. This can be achieved using time-share cost protection insurance, i.e.: provide insurance to a purchaser that in the event their time-share cannot be resold or exchanged they can call on the insurance to recover the cost of the time-share purchase or the difference between the exchange and the original purchase if the exchange is valued at a lesser amount.

This product is designed and marketed as insurance, although, underlying the product is a pre-contract hedge with a major bank to offset 100% of the risk of the insurer.

SHARE COST PROTECTION INSURANCE - Premium is 25% of the purchase price. For an average purchase price of $10,600, the average premium would be $2,650 with a one-time affinity group membership fee of the greater of $1,000 or $500 plus 5%.

         o Term is 10 years, with no call on the insurance until the 10th year. Insured must provide notice anytime by the seventh year of their intention to sell or exchange within the ten year period.
         o Marketing - As an affinity program through major timeshare sellers, exchangers and developers, such as Cendant, RCI and Intra West.
         o Securitization - Purchase capital market products providing hedge fund returns that match 100% exposure to the risk. Currently we are negotiating with a major world bank that will sell a forward agreement at 22% of face, based on a ten-year term or we can purchase senior life settlements currently being underwritten in the market for roughly the same price.


SENIOR LIFE SETTLEMENT TERM PAYMENT INSURANCE - We believe that Senior Life Settlement underwriting can be very lucrative if the underwriter were to use some basic pool and derivative principles of securitization. In the past underwriters have written this product on a one off basis, not pooled the overall results and thus left the entire profit on each underwriting with the originators without the benefit of cross collateralization for risk minimization.

The Life Settlement market in the US comprises various entities purchasing the Life Insurance policies of third parties. To do so, it is necessary for the subject lives to be evaluated in terms of their mortality in order to define costing and a value place on the policy at purchase date. In addition to mortality, the market should be pooling the origination of these transactions in much the same way as mortgage pools and the underwriters should be capping the return to a market rate and not the full face value of the Life Insurance.


FILM AND CONSTRUCTION COMPLETION BONDS - Strategy has in-house expertise and experience in this type of coverage with a major supporter having produced many feature films and hundreds of hours of television. We will assemble a team to provide Film Completion bonding. This is a lucrative business, given the current nature of independent film production. The key issues in this market are in knowing (a) which risks to accept, (b) when a film should be taken over, and (c) what to do after the takeover. There is virtually zero risk of complete loss, and properly structured, manageable risk of any loss.

LIABILITY INSURANCE - Underwriting consideration in this wide-ranging class will be restricted to historical high-yield business. Risk assessment will require a factual performance database spanning the prior five years.

The impact of September 11, 2001 created major portfolio revisions, particularly by the large insurers, leaving a significant opportunity for small players. Strategy has access to a number of such books where current pricing levels (due to market contraction) are at an all-time high. Combined with strict underwriting disciplines and tight policy conditions, we expect to achieve gross underwriting ratios in the 30% range.

Of prime underwriting importance is assessment of the existing legal environment and its trend in any given jurisdiction. While premiums may have ballooned in the hard-to-place sector, coverage such as E&O/D&O and Professional Liability would not be considered as opportunities. The long-tail nature of such heavy liability risks and the court award levels are not elements Strategy will contemplate under any circumstances.

Contingency underwriting will be considered due to the typically unique nature of such risks. We would anticipate a minimum premium level due to the review effort on each case but would expect a gross underwriting ratio of 10% to 15% on the overall book.

OTHER CLASSES OF INSURANCE - Initial underwriting strategy will be to focus on the areas outlined above, but remain open to reviewing other business that is risk averse and economically viable.

Many regions have surplus capacity from large insurers and the bank assurance market. This creates an unstable rating environment as pricing levels are generally inadequate with consequent (often massive) re-adjustments being periodically necessary. This can tend to lead to over-regulation on pricing, or, in the case of a politically sensitive class, government intervention. High volume, low-yield business, such as personal lines and standard commercial, will not be written by Strategy.

Similarly, high-risk exposed business (Professional Liability and environmental exposures for example) will not be considered. Strategy will not write Marine or Aviation business.

We anticipate considering niche business, such as accident/disability, but not on a retail basis to individuals. For this type of coverage, and most others, it is preferable to underwrite Group or Affinity type programs which have sufficiently large numbers to reflect a sound statistical base over time, but also provide the ability to adjust terms in the event of unexpected deviation.

Strategy will consider increased involvement in the Reinsurance area over time, but will not entertain portfolios with catastrophic potential or low retention Excess of Loss business. It is common in the industry to back licensed paper in specific jurisdictions and this will be considered subject to the quality of the insurer involved, as well as, the portfolio itself. At all times, it is a pre-requisite that the ceding insurer be approved by the Underwriting Committee.


TECHNOLOGY PLAN

Our vision is to develop a web-based application that will enable approved intermediaries to securely enter insurance and financial data from anywhere in the world in multiple languages and multiple currencies. This system will in turn be able to record and report on all financial transactions as well as transfer funds according to those transactions.

Qualified intermediaries will be able to submit an application for underwriting via the Internet through an SSL encrypted secure login and have their choice of language such as English, French, German, Spanish, etc. Intermediaries will be located throughout the globe in multiple countries, in multiple regions, entering a variety of different insurance lines. Options and fields on the system will be dynamically presented based on their role/access. This will include but not be limited to Insuree's contact information, banking information, policy number, premiums, and currency. The system will also support the upload of multiple file types to be associated with policies. Moving forward, we will provide document systems that will enable users to fax in documents and images to be tied to different policies. Users within the system will be limited to Intermediaries and various administrative roles for underwriting, accounting, claims processing and management reporting. Underwriters logging into the system will be able to view new applications pending, including attached documents, as well as approve, decline or request more information from the intermediaries. The system will also notify users of any abeyance and any actions to be taken. The system will automatically assign policy numbers once approved, as well as, record all premiums established and to be collected through electronic sweeps of bank accounts. Subject to currencies involved, such as Pound Sterling, Euros or US Dollars, interfaces will be written to automatically withdraw or deposit funds into different accounts. Scheduled reports will include details on premiums written and earned, claims paid, claims outstanding, loss ration on written and earned, as well as, total incurred loss ration on a written and earned basis.

System uptime required will be 24 hours a day, 7 days a week. To ensure this performance, the selected company will have to provide loan-balancing services either though hardware or software, as well as, UPS with possibly diesel generators to ensure the timely transfer of services to another offsite location in the event of power outage or facilities damage.

In supporting our multiple over seas offices, we anticipate no additional technical requirements, as this is an Internet based application. However, we will investigate the option of having a standby location in Barbados with Cable & Wireless or in the UK with British Telecom. This would facilitate a failsafe environment providing 100% uptime. Service Level Agreement (SLA) would include automated system monitoring, as well as, at a minimum, 2-hour response time, available 24x7, with appropriate escalation procedures.

In developing the system, we will leverage as much of the existing source code to support the new business. Interfaces already in place include: Moneris' e-commerce payment system, Royal Bank direct deposit and withdrawal and TransUnion/Equifax for credit checks. The development supplier will have to have demonstrated experience in developing applications for insurance or financial institutions using Microsoft SQL Server, .Net technologies and XML. Other possible technologies would include Oracle, J2EE, Java and WAP (Wireless Application Protocol). To work with multiple systems, XML standards will be established to provide seamless communication between systems, as well as, ASCII file standards to support systems that are not XML compatible. Data will also be backed up on a daily schedule with 21-day rotation of tapes to an offsite facility such as those services offered by Iron Mountain.

Access to server rooms will be restricted to those authorized personnel by keypads and electronic keycards. 128-bit encryption will be implemented whenever possible subject to US laws regarding the export of this encryption algorithm. Network architecture will include firewalls, routers, DMZ, etc.

                            NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted this Statement on August 1, 2003 with no impact on its financial position or results of operations.


                          CRITICAL ACCOUNTING POLICIES

The Company will operate in the insurance industry in the future. Accordingly, the following accounting policies are specific to the insurance industry and not the former business of the company.

FINANCIAL INSTRUMENTS - The Company plans to account for its investments in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) or in accordance with Statement No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107). This statement, as amended by Statement No. 133 (SFAS
133), requires disclosures of both the fair value and the basis of estimating the fair value.

SFAS 115 requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities. Investments in debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost in the statement of financial position. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value. Trading generally reflects active and frequent buying and selling, and trading securities are generally used to generate profit on short-term differences in price. Investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value.

SFAS 107 defines non-current receivables as financial instruments and requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

PREMIUM INCOME - Income on premiums will be recognized as written upon inception of the policy. For multi-year policies written, which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual premium will be included as written at policy inception. The remaining annual premiums will be included as written at each successive anniversary date within the multi-year term.

Premiums written will be primarily earned on a daily pro-rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums will represent the portion of premiums written which is applicable to the unexpired portion of the policies in force.

Reinsurance premiums assumed will be estimated based on information provided by ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the terms of the related reinsurance contracts.

POLICY ACQUISITION COSTS - Policy acquisition costs will consist of commissions, premium taxes, underwriting and other costs that vary with and are primarily related to the production of premiums. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs will be charged to earnings.

The Company will consider anticipated investment income in determining whether a premium deficiency exists.

UNPAID LOSSES AND LOSS EXPENSES - Unpaid losses and loss expenses will consist of a provision for outstanding losses and loss expenses and a provision for losses incurred but not reported (IBNR). As with premiums, current year losses will be as reported. Provisions for outstanding losses and loss expenses are valued on claim adjusters' evaluations, with additional provisions made where the ceding company's management considers necessary. The IBNR component of the reported losses is established by ceding company management in consultation with its actuaries based on a combination of company and industry data.

A liability will be established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements.

The process of establishing reserves is a complex and imprecise process, requiring the use of informed estimates and judgments. Estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company's results of operations in the period in which the estimates are changed.

Reported losses and loss expenses on direct business will be valued on claim adjusters' valuation, with additional provisions made where management considers these necessary. The IBNR provision is primarily established by management in conjunction with the consulting actuaries based on the application of a combination of company and industry data. Any difference between the estimated amounts and the actual settlements will be reflected in the results of the year in which they are determined.

Future developments may result in losses and loss expenses significantly greater or less than the reserve provided.

                         OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2004, the Company did not have any material off-balance sheet arrangements.

ITEM 7            FINANCIAL STATEMENTS.

The Financial Statements of CI Sell Cars, Inc. (a Development Stage Company) together with the report thereon of Malone & Bailey, PLLC dated May 26, 2004 for the year ended April 30, 2004 and the period from inception (September 6, 2002) through April 30, 2003 are set forth as follows:

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Auditor's report of Malone & Bailey, PLLC                                 30
Balance Sheet                                                             31
Statement of Operations                                                   32
Statement of Stockholders' Deficit                                        33
Statement of Cash Flows                                                   34
Notes to financial statements                                            35-36

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   CI Sell Cars, Inc.
   Spring, Texas

We have audited the accompanying balance sheet of CI Sell Cars, Inc., as of April 30, 2004 and the related statements of operations, stockholders equity, and cash flows for the year then ended and the period from September 6, 2002 (Inception) through April 30, 2003. These financial statements are the responsibility of CI Sell Cars' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CI Sell Cars, Inc., as of April 30, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

May 26, 2004

                               CI SELL CARS, INC.
                                  BALANCE SHEET
                                 April 30, 2004



         ASSETS

Cash                                                                  $  14,678
Deposit                                                                   1,000
                                                                      ----------
         TOTAL ASSETS                                                 $  15,678
                                                                      ==========

         LIABILITIES AND STOCKHOLDERS' EQUTIY

Accounts payable                                                      $     123
Note payable to related party                                               325
                                                                      ----------
      TOTAL LIABILITIES                                                     448
                                                                      ----------
Commitments

         STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none outstanding                                               -
Common stock, $.001 par, 100,000,000 shares
    authorized, 26,932,000 shares issued
    and outstanding                                                      26,932
Additional paid in capital                                               91,268
Retained Deficit                                                       (102,970)
                                                                      ----------
         TOTAL STOCKHOLDERS' EQUITY                                      15,230
                                                                      ----------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  15,678
                                                                      ==========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               CI SELL CARS, INC.
                            STATEMENTS OF OPERATIONS
                   Year Ended April 30, 2004, and Period from
              September 6, 2002 (Inception) Through April 30, 2003



                                                                    Inception
                                                                     Through
                                                 2004                  2003
                                             -------------         -------------
Sales                                        $      5,000          $     12,710

Cost of Goods Sold                                  5,065                13,489
                                             -------------         -------------
Gross Loss                                            (65)                 (779)

Administrative expenses
    - cash                                         34,301                12,825
    - non-cash                                         --                55,000
                                             -------------         -------------
Net loss                                     $    (34,366)         $    (68,604)
                                             =============         =============

Basic and diluted
  net loss per common share                  $      (0.00)         $      (0.00)
Weighted average common
  shares outstanding                           26,890,575            15,096,906




                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                              CI SELL CARS, INC.
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               Period from September 6, 2002 (Inception) Through
                                             Ended April 30, 2004

                                                                                  Deficit
                                                                                 Accumulated
                                                                Additional         During
                                        Common Stock              Paid in        Development
                                   Shares           $             Capital          Stage           Totals
                                -----------     -----------     -----------     -----------      -----------
Contribution to capital in
    September 2002                      --      $       --      $    5,000      $       --       $    5,000

Shares issued
- to the founder in
  September 2002 as
  compensation for website
  development services at
  $.001 per share               10,000,000          10,000              --              --           10,000
- for cash in October
  2002 at $.0025 per
  share                          1,200,000           1,200           1,800              --            3,000
- for cash in November
  2002 at $.004 per share          500,000             500           1,500              --            2,000
- for cash in February
  2003 at $.005 per share        5,000,000           5,000          20,000              --           25,000
- to the founder in March
  2003 as compensation
  for services at $.005
  per share                      9,000,000           9,000          36,000              --           45,000
- to the founder for cash
  in March 2003 at $.005
  per share                      1,000,000           1,000           4,000              --            5,000
- for cash in April 2003
  at $.10 per share                 50,500              51           4,999              --            5,050

Net loss                                --              --              --         (68,604)         (68,604)
                                -----------     -----------     -----------     -----------      -----------
Balances, April 30, 2003        26,750,500          26,751          73,299         (68,604)          31,446

Shares issued
- for cash at $.10                 181,500             181          17,969              --           18,150

Net loss                                --              --              --         (34,366)         (34,366)
                                -----------     -----------     -----------     -----------      -----------
Balances, April 30, 2004        26,932,000      $   26,932      $   91,268      $ (102,970)      $   15,230
                                ===========     ===========     ===========     ===========      ===========

                                See accompanying summary of accounting policies
                                      and notes to financial statements.

                               CI SELL CARS, INC.
                            STATEMENTS OF CASH FLOWS
                   Year Ended April 30, 2004, and Period from
              September 6, 2002 (Inception) Through April 30, 2003


                                                                       Inception
                                                                        Through
                                                          2004           2003
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(34,366)      $(68,604)
Adjustments to reconcile net loss
    to cash used in operating activities:
      Stock issued for services                               --         55,000
Changes in:
    Inventory                                              9,815         (9,815)
    Prepaid rent                                             333           (333)
    Deposit                                                   --         (1,000)
    Accounts payable                                         123             --
                                                        ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                    (24,095)       (24,752)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                         18,150         40,050
    Contribution to capital                                   --          5,000
    Proceeds from note payable to related party              325             --
                                                        ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 18,475         45,050
                                                        ---------      ---------

NET CHANGE IN CASH                                        (5,620)        20,298
    Cash balance, beginning                               20,298              0
                                                        ---------      ---------
    Cash balance, ending                                $ 14,678       $ 20,298
                                                        =========      =========



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               CI SELL CARS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. CI Sell Cars Inc.'s ("CI") founder developed a website and operated as a sole proprietor from September 6, 2002 (inception) through December 13, 2002, with the purpose of buying and selling used cars. CI was incorporated in Texas on December 13, 2002.

Cash and Cash Equivalents. For purposes of the statement of cash flows, CI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue Recognition. CI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. CI had $5,000 of revenues through April 30, 2004.

Income taxes. CI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. CI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. CI calculates basic and diluted net loss per share which is in accordance with Financial Accounting Standards Statement 128, which is calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Inventory. Inventory is comprised of vehicles held for sale or for reconditioning and is stated at the lower of cost or market. Vehicle inventory cost is determined by specific identification. Parts and labor used to recondition vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory

Recently issued accounting pronouncements. CI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on CI's results of operations, financial position or cash flow.

NOTE 2 - COMMON STOCK

CI's founder contributed $5,000, developed a website and operated as a sole proprietor from September 6, 2002 (inception) through December 13, 2002. On December 13, 2002, at Corporate inception, CI's founder contributed the website in exchange for 10,000,000 shares of CI stock valued at $.001 per share, or $10,000. The $10,000 website valuation is an estimate of the cost if the website were built by an outside contractor.

In October 2002, CI sold 1,200,000 shares of common stock to an individual at $.0025 per share for $3,000.

In November 2002, CI sold 500,000 shares of common stock to an individual at $.004 per share for $2,000.

In February 2003, CI sold 5,000,000 shares of common stock to individuals at $.005 per share for $25,000.

In March 2003, CI issued 9,000,000 shares of stock to its founder for services valued at $.005 per share, or $45,000.

In March 2003, CI sold 1,000,000 shares of common stock to its founder at $.005 per share for $5,000.

In April 2003, CI sold 50,500 shares of common stock to individuals at $.10 per share for $5,050.

In fiscal 2004, CI sold 181,500 shares of common stock to individuals at $.10 per share for $18,150.


NOTE 3 - INCOME TAXES

                  Deferred tax assets                           $  7,200
                  Less: valuation allowance                       (7,200)
                                                                ---------
                  Net deferred taxes                            $      0
                                                                =========


CI has net operating loss carryforwards of approximately $48,000 as of April 30, 2004 which expires between 2023 and 2024.


NOTE 4 - COMMITMENTS

CI leases their office from a shareholder for $1,000 per year or $83 per month due in equal installments at the beginning of each month. The lease expires August 31, 2004. At the end of the lease term, CI has the option to renew the lease for $500 per year for two years. Rent expense for fiscal 2004 and 2003 was $663 and $667, respectively.


NOTE 5 - SUBSEQUENT EVENTS

On June 4, 2004, CI issued 45,100,000 shares of common stock to Strategy Holding Company Limited, a wholly owned subsidiary of Strategy Insurance Limited for 100% of Strategy Holding Company Limited. The stock exchange will be accounted for as a reverse acquisition. In connection with the merger, CI affected a 14 for 1 forward stock split.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure for the period covered by this report.


ITEM 8A           CONTROLS AND PROCEDURES.


(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective. The Company discontinued its used car operations on June 14, 2004 and acquired Strategy effective June 14, 2004. Accordingly, subsequent to June 14, 2004 the Company will operate in a new business and under different management.

(b)  CHANGES IN INTERNAL CONTROLS

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

                                                                  DATE FIRST
NAME                     AGE             POSITION              ELECTED/APPOINTED
----                     ---             --------              -----------------

Stephen Stonhill         46           CEO, President                2004
                                       and Director
                                    since June 14, 2004

Curtis Hunsinger         29            Director (1)                 2002


(1) Mr. Hunsinger was Chief Executive Officer, President, Secretary and Treasurer until his resignation on June 14, 2004.

STEPHEN STONHILL - became President, Chief Executive Officer and a Director on June 14, 2004. Mr. Stonhill brings to the Company a wealth of managerial experience in the insurance and marketing areas. He owned and operated Canadian Intermediaries Limited, a Lloyd's of London Coverholder insurance intermediary/underwriting company that he recently sold in order to lead Strategy's management team. He has over 29 years experience in the London and North American markets.

CURTIS HUNSINGER - is our founder, is a Director and was Chief Executive Officer, President, Secretary and Treasurer until his resignation on June 14, 2004. Since 1997, Mr. Hunsinger has been employed in the sales, service and finance departments at new and used car lots such as Big H Auto Auction, Precision Toyota and Kingwood Chrysler Jeep Eagle. From 1995 to 1997 he was employed as a crew leader at United Stationers. In addition, in 1995 he was employed by Bill Elliott Investigations where he installed real time video and surveillance equipment in Stop & Go convenience stores around the Houston area. In his capacity as founder and President, Mr. Hunsinger oversaw our day-to-day operations, and managed our long-term strategic development. Oversight of our operations involved financial and information systems management and exploration from inception of the Company until Mr. Hunsinger resigned.

None of our Officers or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

AUDIT COMMITTEE

The Company is in a transition phase and has not yet established an Audit Committee. It is anticipated that an Audit Committee will be established within the next few months as the Company completes its Board of Directors. Currently the full Board acts as the Audit Committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

The Company intends to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions when vacancies on the Board of Directors and certain officer positions have been filled.


ITEM 10           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2003.

                               ANNUAL COMPENSATION
                                                                                       OTHER ANNUAL
NAME AND PRINCIPAL POSITION                  YEAR        SALARY         BONUS          COMPENSATION
---------------------------                  ----        ------         -----          ------------
Stephen Stonhill (CEO since                  2004     $      N/A     $       N/A        $       N/A
 June 14 2004)                               2003            N/A             N/A                N/A
                                             2002            N/A             N/A                N/A

Curtis Hunsinger (CEO from                   2004     $       -      $        -         $         -
 September 6, 2002 until                    2003(a)       45,000              -               10,000
 June 14, 2004)                              2002            N/A             N/A                N/A


(a) Compensation paid in restricted common stock.

                          LONG TERM COMPENSATION AWARDS

                                                                 RESTRICTED
                                                                   STOCK
NAME                                 YEAR                       COMPENSATION
----                                 ----                       ------------

Stephen Stonhill                     2004                             N/A
                                     2003                             N/A
                                     2002                             N/A

Curtis Hunsinger                     2004                             N/A
                                     2003                      $   55,000
                                     2002                             N/A

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

None.

   AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

None.

                 LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

None.

Directors currently do not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table indicates all persons who, as of July 7, 2004, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's outstanding voting securities. As of July 7, 2004, there were 61,470,000 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.


                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                               NAME AND ADDRESS OF           AMOUNT AND NATURE OF
TITLE OF CLASS                  BENEFICIAL OWNER               BENEFICIAL OWNER               % OF CLASS
--------------                  ----------------               ----------------               ----------
Common                     Frank Ney                              26,691,840                    43.42%
                           Sagicor Corporate Centre
                           Wildey, St. Michael
                           Barbados, West Indies

Common                     Kavrav Ltd.                            18,408,160                    29.95%
                           Sagicor Corporate Centre
                           Wildey, St. Michael
                           Barbados, West Indies

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of July 7, 2004, the most recent practicable date. As of July 7, 2004, there were 61,470,000 shares of the Company's common stock outstanding. Except as otherwise indicated below, to the best of the Company's knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                               NAME AND ADDRESS OF           AMOUNT AND NATURE OF
TITLE OF CLASS                  BENEFICIAL OWNER               BENEFICIAL OWNER               % OF CLASS
--------------                  ----------------               ----------------               ----------
Common                     Stephen Stonhill                            0                         0.00%
                           18854 Heart Lake Road
                           Caledon Village
                           Ontario  LON 1CO

Common                     Curtis Hunsinger                            0                         0.00%
                           25402 Chapel Ridge
                           Sprint, Texas  77373

Common                     All officers and directors                  0                         0.00%
                            As a Group (2 persons)


                               CHANGES IN CONTROL

On June 14, 2004, the closing was completed of an Agreement and Plan of Reorganization with Strategy, whereby Strategy became a wholly owned subsidiary of CI.

Strategy, through its wholly-owned subsidiary, Strategy Insurance Limited ("SIL"), is a provider of specialty lines of insurance, reinsurance and risk and credit enhancement. Strategy conducts its insurance and reinsurance operations principally through subsidiaries incorporated in Barbados, West Indies. It has offices in Barbados, West Indies; London, England; and Toronto, Canada.

The Definitive Stock Exchange Agreement provided for the purchase and retirement of 25,827,000 shares of our common stock by Strategy; the forward split of the remaining 1,105,000 common shares into 15,470,000 shares; the issue of 45,100,000 shares of our common stock to acquire Strategy; and the issue of 900,000 shares of our common stock as a finders fee. After completion of the above transactions, the Company will have 61,470,000 shares of its common stock outstanding. As a result of these transactions, a change in control has occurred and Frank Ney received 26,691,840 common shares (43.42% of the total outstanding) and Kavrav Ltd. received 18,408,160 common shares (29.95% of the total outstanding).

The Definitive Stock Exchange Agreement provides, in part, that the present officers and members of the Board of Directors, excluding Curtis Hunsinger, will all resign. Just before resignation, the Board of Directors will appoint Stephen Stonhill as their successor and as President and Chief Executive Officer.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company does not currently have an equity compensation plan.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Hunsinger, our sole officer and director until June 14, 2004, contributed his used car dealer license and the Website, www.usedcarsinhouston.net, to CI for shares of our common stock. In September 2002, we issued a total of 10,000,000 shares to Mr. Hunsinger. Such shares were issued at par value of $.001 for a total consideration of $10,000 for the website, which approximates the value of the time and money spent by Mr. Hunsinger in purchasing the domain name and developing the website. In addition, this amount approximates the cost we would have had if the website were built by a third-party contractor.

In addition, we issued an additional 9,000,000 shares of our common stock to Mr. Hunsinger in Mach 2003. The shares were issued to Mr. Hunsinger for services rendered to us as our sole officer, director and employee and for the contribution of the used car dealer's license by Mr. Hunsinger to us at a value of $.005 per share ($45,000).


ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - See Exhibit Index at Page 45.

(b) Reports on Form 8-K - None during the quarter ended April 30, 2004.

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES - The aggregate fees billed as of June 30, 2004 for professional services rendered by the Company's current accountant was $7,700 and none for the audit of the Company's annual financial statements and for review of the applicable Forms 10-QSB for the fiscal year ended April 30, 2004 and 2003, respectively.

AUDIT-RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2004 and fiscal 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CI SELL CARS, INC.


July 29, 2004                            /s/ Stephen Stonhill
                                         -----------------------------------
                                         Stephen Stonhill, CEO and President
                                         (Equivalent of Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 29, 2004                            /s/ Stephen Stonhill
                                         ----------------------------------
                                         Stephen Stonhill, Director

July 29, 2004                            /s/ Curtis Hunsinger
                                         ----------------------------------
                                         Curtis Hunsinger, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM CI SELL CARS, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)


                                                 EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number
-----------           ---------------                                                                  ------
2                     Plan of acquisition, reorganization, arrangement,
                      liquidation, or succession -
                      Agreement and Plan of Reorganization by and Among                                  46
                      CI Sell Cars, Inc., Strategy Holding Company Limited and
                      the Stockholders of Strategy Insurance Limited
3(i)                  Articles of incorporation -                                                        N/A
                      The Articles of Incorporation of the Company dated
                      December 13, 2002, attached as Exhibit 3.1 of the
                      Company's Form SB-2, filed June 30, 2003 with the
                      Securities and Exchange Commission is incorporated herein
                      by reference.
3(ii)                 By-laws -                                                                          N/A
                      The By-Laws of the Company dated December 13, 2002
                      attached as Exhibit 3.2 of the Company's Registration
                      Statement, Form SB-2, filed June 30, 2003 with the
                      Securities and Exchange Commission, are is incorporated
                      herein by reference.
4                     Instruments defining the rights of holders, incl. Indentures                       N/A
9                     Voting trust agreement                                                             N/A
10                    Material contracts                                                                 N/A
11                    Statement re: computation of per share earnings                                  Item 7
16                    Letter on change in certifying accountant                                          N/A
18                    Letter on change in accounting principles                                          N/A
21                    Subsidiaries of the Registrant                                                   Item 1
22                    Published report regarding matters submitted to vote                               N/A
23                    Consent of experts and counsel                                                     N/A
24                    Power of Attorney                                                                  N/A
31                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 302 of the Sarbanes-Oxley Act of 2002                                      57
32                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 906 of the Sarbanes-Oxley Act of 2002                                      58
99.1                  CI Sell Cars, Inc. - Risk Factors                                                 59-67
