Form 10QSB
period 2004-07-31
CI SELL CARS INC
filed 2004-09-21
CIK 1249869

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: JULY 31, 2004


                       Commission File Number: 333-106637


                               CI SELL CARS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


        TEXAS                                                    16-1644353
(State of Incorporation)                                    (IRS Employer ID No)

      SAGICOR CORPORATE CENTRE, WILDEY, ST. MICHAEL, BARBADOS, WEST INDIES
                     (Address of principal executive office)


                                 (246) 426-4556
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of August 31, 2004 was 61,470,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

CI SELL CARS, INC.
(A Development Stage Company)
Form 10-QSB Index

                                                                        Page No.

Part I. Unaudited Financial Information

     Item 1. Condensed Consolidated Balance Sheet - July 31, 2004          3

             Condensed Consolidated Statements of Operations -
                Three Months Ended July 31, 2004 and 2003                  4

              Condensed Consolidated Statements of Cash Flows -
                Three Months Ended July 31, 2004 and 2003                  5

              Notes to Condensed Consolidated Financial Statements        6-7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

     Item 3. Controls and Procedures                                       9

Part II. Other Information                                              10-12

CI SELL CARS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
July 31, 2004
(Unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents                                        $      48,310
 Trade accounts receivable, net                                       1,256,491
                                                                  --------------
  Total current assets                                                1,304,801
Property and equipment, net                                              28,575
Mortgage notes - held to maturity                                   104,231,610
Other assets                                                             15,000
                                                                  --------------
     Total assets                                                 $ 105,579,986
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Preferred dividends payable                                      $   6,080,177
 Loans payable                                                          369,393
                                                                  --------------
  Total current liabilities                                           6,449,570

Minority interest - Subsidiary preferred stock                      104,231,610

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value; 100,000,000 shares authorized;
   61,470,000 shares issued and outstanding                              61,470
 Additional paid-in capital                                             288,530
 Accumulated deficit                                                 (5,451,194)
   Total stockholders' equity                                        (5,101,194)
                                                                  --------------
     Total liabilities and stockholders' equity                   $ 105,579,986
                                                                  ==============

See accompanying notes to condensed consolidated financial statements.


CI SELL CARS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended July 31, 2004 and 2003
(Unaudited)

                                                                2004           2003
                                                            ------------   ------------
Revenues
  Insurance premiums                                        $        --    $        --
  Investment income                                             651,448             --
                                                            ------------   ------------
     Total revenue                                              651,448             --
Selling, general and administrative expense                     463,497             --
                                                            ------------   ------------
  Income from operations before income taxes                    187,951             --
  Provision for income taxes                                         --             --
                                                            ------------   ------------
    Net income                                                  187,951             --
Preferred dividends                                          (2,605,790)            --
                                                            ------------   ------------
     Net loss available to common shareholders              $(2,417,839)   $        --
                                                            ============   ============
Basic and diluted loss per share:
  Net income                                                $      0.00    $        --
  Preferred dividends                                             (0.05)            --
                                                            ------------   ------------
     Net loss per share                                     $     (0.04)   $        --
                                                            ============   ============

Weighted average shares outstanding (thousands)                53,903.2             --
                                                            ============   ============

See accompanying notes to condensed consolidated financial statements.



CI SELL CARS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended July 31, 2004 and 2003
(Unaudited)

                                                                 2004            2003
                                                              ------------   ------------
Cash flows provided (used) by operating activities:
Net loss available to preferred shareholders                  $(2,417,839)   $        --

Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:

  Changes in assets and liabilities:
    Accounts receivable                                          (651,448)            --
    Other assets                                                  (15,000)            --
    Preferred dividends payable                                 2,605,790             --
                                                              ------------   ------------
Net cash provided (used) by continuing operations                (478,497)            --

Cash flows used by investing activities:
  Capital expenditures                                            (28,575)            --
                                                              ------------   ------------
     Net cash used by investing activities                        (28,575)            --

Cash flows provided (used) by financing activities:
  Loans received                                                  369,393             --
                                                              ------------   ------------
Net cash provided (used) by continuing operations                 369,393             --

Net increase (decrease) in cash and cash equivalents             (137,679)            --
Cash and cash equivalents, beginning of period                    185,989             --
                                                              ------------   ------------
Cash and cash equivalents, end of period                      $    48,310    $        --
                                                              ============   ============




See accompanying notes to condensed consolidated financial statements.




CI SELL CARS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) PRINCIPLES OF CONSOLIDATION AND PRESENTATION

              The condensed consolidated financial statements include the accounts of CI Sell Cars, Inc. ("CI") and its wholly owned subsidiary, Strategy Holding Company Limited ("Strategy") and its wholly owned subsidiary Strategy Insurance Limited ("Insurance"). CI is a Texas corporation and both Strategy and Insurance are incorporated in Barbados. All material intercompany accounts and transactions have been eliminated.

         (B) ORGANIZATION

              On June 14, 2004, the closing was completed of that certain Agreement and Plan of Reorganization ("Definitive Stock Exchange Agreement") with Strategy Holding Company Limited ("Strategy"), Frank Ney and Kavrav Ltd. (collectively the "Sellers"). Pursuant to the Definitive Stock Exchange Agreement, Strategy became a wholly owned subsidiary of CI Sell Cars, Inc. (the "Company").

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

              CI had only nominal operations prior to the merger; accordingly, for accounting purposes the transaction has been treated as the issuance of stock by Strategy for the net monetary assets of CI, accompanied by a recapitalization of Strategy. The accounting treatment is identical to accounting for a reverse acquisition, except that no goodwill or other intangible asset is recorded. The historical financial statements prior to June 14, 2004 are those of Strategy.

              Strategy, through its wholly-owned subsidiary Strategy Insurance Limited, is a provider of specialty lines of insurance, reinsurance and risk and credit enhancement. It conducts its insurance and reinsurance operations principally through subsidiaries incorporated in Barbados, West Indies. It has offices in Barbados, West Indies, London, England and Toronto, Canada.

              The Definitive Stock Exchange Agreement provides, in part, that the present officers and members of the Board of Directors, excluding Curtis Hunsinger, will all resign. Just before resignation, the Board of Directors will appoint Stephen Stonhill as their successor and as President and Chief Executive Officer.

              For additional information regarding the acquisition of Strategy and Insurance by CI see Form 8-K/A dated June 14, 2004 and filed August 30, 2004.

         (C) GENERAL

              The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited.

              The operations of the Company are presented as those of a development stage enterprise, from its inception (January 1, 2004), as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company follows the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in accounting for its start-up activities.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended April 30, 2004, which is included in the Company's Form 10-KSB dated April 30, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; 5. Legal issues; and 6. Success of marketing, advertising and promotional campaigns.

The Company is currently in the development stage and its revenues have included only those revenues accrued on it's held to maturity mortgage notes receivable.

The Company commenced quoting on possible insurance during the quarter ended July 31, 2004. We have successfully placed business which will begin generating trailing premium income beyond the quarter ended July 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended July 31, 2004, the Company retired 25,827,000 shares of the 26,932,000 shares then outstanding, forward split the remaining 1,105,000 common shares into 15,470,000 shares and issued 46,000,000 shares of its common stock to acquire Strategy. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 31.1     Certification pursuant to 18 U.S.C. Section 1350
                              Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.1     Certification pursuant to 18 U.S.C. Section 1350
                              Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  The Company filed its report on 8-K on August 30, 2004 to amend its earlier filing dated June 14, 2004. The amended 8-K included the audited financial statements of Strategy Holding Company Limited and its wholly owned subsidiary, Strategy Insurance Limited. The amended 8-K also included a pro forma balance sheet and pro forma statement of earnings as if the acquisition had occurred on April 30, 2004.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CI SELL CARS, INC.





Date:    September 20, 2004              By: /s/ Stephen Stonhill
                                             -----------------------------------

                                         Stephen Stonhill, President and CEO