Form 10QSB
period 2004-10-31
STRATEGY INTERNATIONAL INSURANCE GROUP INC
filed 2004-12-20
CIK 1249869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2004.

[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587

                  STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
                     Texas                               16-1644353
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization               Identification No.)
--------------------------------------------------------------------------------

                          200 Yorkland Blvd., Suite 200
                         Toronto, Ontario M2J5C1, Canada
                                 (416) 391-4223
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                               CI Sell Cars, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of October 31, 2004 we had 61,470,000 shares of common stock, par value $0.001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI CELL CARS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                       October 31,         April 30,
                                                                          2004                2004
                                                                     -------------       -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                          $     415,761       $     184,000
  Mortgage Interest  receivable                                          1,907,938             378,375
  Accounts receivable-other                                                 75,000
                                                                     -------------       -------------
Total Current Assets                                                     2,398,699             562,375

Mortgage notes receivable - held to maturity                           104,231,610         104,231,610
Fixed assets                                                                28,575                   -
Other assets                                                                15,000                   -
                                                                     -------------       -------------

Total Assets                                                         $ 106,673,884       $ 104,793,985


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued preferred dividends payable                                $   8,685,967       $   3,474,387
  Accrued liabilities                                                      824,518              14,222
  Unearned premium reserves                                                312,621                   -
  Claims reserves                                                          124,663                   -
                                                                     -------------       -------------

Total Current Liabilities                                                9,947,769           3,488,609
                                                                     -------------       -------------

Total Liabilities                                                        9,947,769           3,488,609
                                                                     -------------       -------------

Stockholders' Equity:
  Common stock ($.001 par value, 100,000,000 shares authorized
   61,470,000 and 46,000,000 shares issued and outstanding
    as of October 31 and April 30, 2004 respectively)                       61,470              46,000

    Additional paid in capital
  10% Cumulative Class A Preferred stock ($.001 stated value,              303,760             304,000
    unlimited shares authorized, 47,670 issued and outstanding)         47,670,084          47,670,084
  10% Cumulative Class B Preferred stock ($.001 stated value,
    unlimited shares authorized, 56,562 issued and outstanding)         56,561,526          56,561,526
  Accumulated deficit                                                   (7,870,725)         (3,276,234)
                                                                     -------------       -------------

Total Stockholders' Equity                                              96,726,115         101,305,376
                                                                     -------------       -------------

Total Liabilities and Stockholders' Equity                           $ 106,673,884       $ 104,793,985
                                                                     =============       =============

--------------------

The accompanying notes are an integral part of these consolidated financial statements.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                      For the Three Months Ended          For the Six Months Ended
                                                              October 31,                        October 31,
                                                      2004                 2003             2004             2003
                                                   ----------           ----------      ----------         ----------
Gross Written Premium                            $    753,992         $        -      $    753,992       $        -

Brokerage and Acquisition Costs                       129,711                              129,711
                                                   ----------           ----------      ----------         ----------
Net Written Premium                                   624,281                              624,281

Unearned Premium Reserve                              312,621                              312,621
                                                   ----------           ----------      ----------         ----------
Net Earned Premium                                    311,660                  -           311,660                -

General and administrative expenses                   761,293                  -         1,208,580                -
                                                   ----------           ----------      ----------         ----------
Net loss from operations                              449,633                  -           896,920                -
                                                   ----------           ----------      ----------         ----------
Other Revenue (Expense):
  Investment Income                                   651,448                  -         1,529,564                -
                                                   ----------           ----------      ----------         ----------
Net income before discontinued operations             201,815                  -           632,644                -
                                                   ----------           ----------      ----------         ----------
Discontinued operations                                     -                  -           (15,555)               -
                                                   ----------           ----------      ----------         ----------
Net income before preferred dividend                  201,815                  -           617,089                -
                                                   ----------           ----------      ----------         ----------
Dividends on preferred stock                       (2,605,790)                 -        (5,211,580)               -
                                                   ----------           ----------      ----------         ----------
Net loss on common stock                         $ (2,403,975)        $        -      $ (4,594,491)      $        -
                                                   ==========           ==========      ==========         ==========
Loss per Share:
  Basic and diluted loss per share:
  Continued Operations                           $      (0.04)        $        -      $      (0.08)      $        -
                                                   ==========           ==========      ==========         ==========
  Discontinued Operations                        $      (0.00)        $        -      $      (0.00)      $        -
                                                   ==========           ==========      ==========         ==========
  Basic and diluted weighted average common
    shares outstanding                             61,470,000                  -        57,602,500                -
                                                   ==========           ==========      ==========         ==========

--------------------
The accompanying notes are an integral part of these consolidated financial statements.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                             FORMERLY CI SELLS CARS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                             For the Six Months Ended
                                                                     OCTOBER 31,
                                                               2004             2003
                                                           -----------       ----------
Cash Flows Provided by Operating Activities:
  Net (loss) on common stock                               $(4,594,491)      $        -
  Adjustments to reconcile net (loss) on common stock
    to net cash provided by operations:
      Dividends payable on preferred stock                   5,211,580                -
      Changes in operating assets and liabilities:
        Increase in accounts receivable-other                  (75,000)               -
        Increase in mortgage interest receivable            (1,529,564)               -
        Increase in other assets                               (15,000)               -
        Increase in accrued expenses                         1,247,133                -
                                                           -----------       ----------
          Net cash flows used in operating activities      $   244,658                -
                                                           -----------       ----------

Cash Flows from Investing Activities:
  Purchase of property and equipment                           (28,575)               -
  Cash acquired in reverse merger                               15,678                -
                                                           -----------       ----------
          Net cash (used in) investing activities              (12,897)               -
                                                           -----------       ----------

Cash Flows Provided by Financing Activities:                         -                -
                                                           -----------       ----------

Net increase in Cash                                           231,761                -
                                                           -----------       ----------
Cash and Cash Equivalents, beginning of period                 184,000                -

Cash and Cash Equivalents, end of period                   $   415,761       $        -
                                                           ===========       ==========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
 Reverse merger:
   Common stock issued                                     $    15,230       $        -
                                                           ===========       ==========
   Liabilities assumed                                     $       448       $        -
                                                           ===========       ==========
   Cash acquired                                           $    15,678       $        -
                                                           ===========       ==========

--------------------
The accompanying notes are an integral part of these consolidated financial statements.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                OCTOBER 31, 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

On June 14, 2004, the Company completed an Agreement and plan of Reorganization ("The Definitive Stock Exchange Agreement") with CI Sell Cars, Inc. ("CI") a Texas incorporated public company.

The Definitive Stock Exchange Agreement provided for the purchase and retirement of 25,827,000 shares of CI's common stock by the Company and the forward split of the remaining 1,105,000 outstanding shares of CI's common stock into 15,470,000 shares and the issuance of 45,100,000 shares of CI's common stock to the Company's shareholders.

Under the terms of the transaction, CI issued 45,100,000 shares of its common stock in exchange for 100% of the Company's outstanding shares. After taking full effect of the share exchange agreement, as well as a 14 to 1 forward stock split of CI shares effective as of June 3, 2004.

The stock exchange transaction will be accounted for as a purchase with the Company deemed the acquirer for accounting and financial reporting purposes. However since the shareholders of the Company will own approximately 85% of the outstanding shares of reorganized CI no step up in basis or goodwill will be recorded. This accounting treatment is in accordance with the Securities and Exchange Commission Staff Members position that the acquisition by a public shell of the assets of a business of a private company should be accounted for at historical cost and accounted for as a reverse merger.

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with CI's Annual Report Form 10-KSB for the year ended April 30, 2004 and in conjunction with the financial statements of the company included in current report on Form 8-K/A filed on August 30, 2004.

The statements of operations for the three and six months ended October 31, 2004 and 2003 are not necessarily indicative of results for the full year.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and all amounts are stated in U.S. dollars.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                OCTOBER 31, 2004

2. SUBSEQUENT EVENTS

On November 16, 2004, a group of investors invested an aggregate amount of US$50,000,000 in Units (the "Units") comprised of securities issued by the Company and its indirect subsidiary, Strategy Real Estate Investments Ltd., a corporation formed under the laws of the Province of Ontario, Canada ("SREI"). Each Unit is comprised of (i) one share of Series A Insured Redeemable Preferred Stock of SREI (the "Series A Preferred"), (ii) one share of Series B Preferred Stock of SREI (the "Series B Preferred") and (iii) a warrant (the "Warrant") to purchase shares of common stock, $0.01 par value of the Company. The purchase price was $10,000 per Unit.

The funds will be used to invest, through placements of short-term second mortgages, in five (5) special purpose residential real estate properties ("SPEs") in Canada, being developed by the Lux Group Inc., a company formed under the laws of the Province of Ontario, Canada and under common control with SREI.

The offer and sale of the Units was made to "accredited investors", as that term is defined under Rule 501 under Regulation D of the Securities Act of 1933, as amended, pursuant to the exemption from registration requirements under Rule 506 and Section 4(2) of the Securities Act.

Series A Preferred of SREI

The Series A Preferred shares will pay dividends at an annual rate of ten percent (10%), which shall be paid quarterly. An insurance company with an "A-" rating by AM Best's is insuring payment of 100% of the quarterly dividends on the Series A Preferred over the three (3) year period they will be outstanding and the liquidation preference of the Series A Preferred pursuant to a Contingent Guarantee Policy. Upon the occurrence of certain events of default (as set forth in the Articles of Incorporation of SREI), the Series A liquidation preference and all accrued and unpaid dividends thereon shall become immediately payable.

The Series A Preferred are subject to mandatory redemption by SREI, three (3) years from the date of issuance (the "Maturity Date"), at their full liquidation preference, net of all appropriate Canadian withholding and income tax, plus all accrued and unpaid dividends.

Series B Preferred of SREI

Each share of Series B Preferred of SREI entitles its holder to receive a pro rata share of five percent (5%) of the gross sales (the "Gross Sales Interest") from each of the five (5) SPEs in which SREI invests. Payments of the Gross Sales Interest shall be made from time to time after the sale of each project by the SPEs to a third party for monetary consideration. SREI will receive the Gross Sales Interest (which will be paid out to the holders of shares of Series B Preferred) pursuant to Participation Agreements between SREI and each of the five (5) SPEs. The shares of Series B Preferred of SREI are not redeemable and they will continue to receive the Gross Sales Interest for as long as they are outstanding. No dividends (other than payment of the Gross Sales Interest) will be payable on the shares of Series B Preferred.

Warrants to Purchase Common Stock of the Company

Each Warrant is exercisable, prior to the Maturity Date, into shares of common stock, $.001 par value, of the Company. Each Warrant will allow its holder to exercise the warrant into a number of shares of common stock equal to the quotient obtained by dividing (a) the liquidation preference of the Series A Shares owned by such investor plus any accrued and unpaid dividends thereon by
(b) the then applicable set price. The initial set price is $1.6671. In order to exercise the Warrant, an investor will be required to submit for cancellation a certificate representing Series A Preferred shares with the appropriate liquidation preference. The Company is obligated to register such number of shares of its common stock into which the warrants are exercisable in accordance with the terms of a Registration Rights Agreement, not later than December 31, 2004.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

             SUMMARY UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA


The unaudited pro forma consolidated results are based on estimates and assumptions which are preliminary and have been made solely for the purposes of developing such pro forma information. The unaudited pro forma consolidated results are not necessarily an indication of the results that would have been achieved had such transactions been consummated as of the dates indicated that may be achieved in the future.

The unaudited pro forma combined results should be read in conjunction with the historical consolidated financial statements and notes thereto set forth herein for the Company on Form 10-KSB for the year ended April 30, 2004, and Form 8-K/A filed on August 30, 2004.

The following pro forma balance sheet gives effect to this transaction as if it had occurred on October 31, 2004.

                 PRO FORMA CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

                                                                       October 31,            Pro Forma              Pro-Forma
                                                                           2004              Adjustments              Results
                                                                       ------------          ------------          ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                            $    415,761          $  1,000,000 (a)      $ 38,575,761
                                                                                               (1,000,000)(b)
                                                                                               38,160,000 (c)
  Mortgage Interest  receivable                                           1,907,938              -                    1,907,938
  Accounts receivable-other                                                  75,000              -                       75,000
                                                                       ------------          ------------          ------------
Total Current Assets                                                      2,398,699            38,160,000            40,558,699

Mortgage notes receivable - held to maturity                            104,231,610             8,080,000 (c)       112,311,610
Fixed assets                                                                 28,575              -                       28,575
Other assets                                                                 15,000              -                       15,000
Due from affiliate                                                         -                    1,000,000 (b)         1,000,000
                                                                       ------------          ------------          ------------

Total Assets                                                           $106,658,884          $ 47,240,000          $153,913,884
                                                                       ============          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued preferred dividends payable                                  $  8,685,967          $   -                  $ 8,685,967
  Accrued liabilities                                                       824,518              -                      824,518
  Unearned premium reserves                                                 312,621              -                      312,621
  Claims reserves                                                           124,663              -                      124,663
                                                                       ------------          ------------          ------------

Total Current Liabilities                                                 9,947,769              -                    9,947,769
                                                                       ------------          ------------          ------------
Long-term debt:
  Redeemble insured series (A) preferred stock of SREI                                            500,000 (a)
                                                                                               46,235,000 (c)
                                                                                                5,994,441 (d)        52,729,441

Total Liabilities                                                         9,947,769              -                   62,677,210

Stockholders' Equity:
  Common stock ($.001 par value, 100,000,000 shares authorized
   61,470,000 and 46,000,000 shares issued and outstanding
    as of October 31 and April 30, 2004 respectively)                        61,470              -                       61,470

    Additional paid in capital                                              303,760              -                      303,760

    Unamortized finance costs series (A) preferred stock                                       (5,994,441)(d)        (5,994,441)

  10% Cumulative Class A Preferred stock ($.001 stated value,
    unlimited shares authorized, 47,670 issued and outstanding)          47,670,084              -                   47,670,084

  10% Cumulative Class B Preferred stock ($.001 stated value,
    unlimited shares authorized, 56,562 issued and outstanding)          56,561,526              -                   56,561,526

   Class B Preferred stock of SREI ($.001 stated value,                                           500,000 (a)
    unlimited shares authorized, 5,000 issued and outstanding)                                      5,000 (c)           505,000

  Accumulated deficit                                                    (7,870,725)             -                   (7,870,725)
                                                                       ------------          ------------          ------------
Total Stockholders' Equity                                               96,726,115            (5,489,441)           91,236,674
                                                                       ------------          ------------          ------------
Total Liabilities and Stockholders' Equity                             $106,673,884          $ (5,489,441)         $153,913,884
                                                                       ============          ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth in our Form 10-KSB Report for the year ended April 30, 2004. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive multimedia compact discs and financial services industries and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

Results Of Operations

         Overview

         Through our wholly owned indirect subsidiary, Strategy Insurance Limited (SIL), a Barbados company, we are a holding company for an integrated, international group of providers of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingent liability and other specialty insurance and reinsurance. We have developed and are implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance and reinsurance platform products. SIL is a wholly owned subsidiary of Strategy Holding Company Limited, a Barbados company and our wholly owned direct subsidiary (sometimes referred to as "Strategy"). Strategy conducts its insurance and reinsurance operations principally through its subsidiaries incorporated in Barbados, West Indies. It has offices in Barbados, West Indies, London, England and Toronto, Canada.

         On August 23, 2004, Strategy Real Estate Investments, Ltd. (SREI) an Ontario, Canada company and a wholly-owned direct subsidiary of Strategy Insurance Limited, was incorporated. The Purpose of SREI is to invest funds on behalf of Strategy Insurance Limited in real estate development projects in Ontario. On November 16, 2004 a group of investors invested an aggregate of US$50,000,000 in SREI.

         Results of Operations For The Three Months Ended October 31, 2004

         Revenues. Revenues for the three months ended October 31, 2004 were $753,992 consisting of insurance premiums generated by business written in Europe and Asia. Management believes the Registrant will continue to generate revenues from international sources as a result of its continuing working relationship with insurance brokers in London.

         General and Administrative Expenses. General and Administrative Expenses for the three months ended October 31, 2004 were $761,293, comprised of claims reserves, payroll, travel, legal and accounting fees, and consulting fees and office expenses (including rent) and various other immaterial costs. We anticipate that as the business grows we will likely see increases in virtually all expense categories, particularly during the course of the next 12 months as the company moves out of its initial start-up phase into a full operating status.

         Other Revenue  (Expense).  Other Revenue (Expense) for the three months
ended  October  31,  2004  were  $651,448,   comprised  of  interest  income  on
$104,231,610 of Mortgage Notes Receivable at 2.5% annual interest rate.

         Dividends on Preferred Stock. Dividends on Preferred Stock for the three months ended October 31, 2004 were $2,605,790, comprised of a 10% dividend payable on the Cumulative Preferred A and Cumulative Preferred B shares issued and outstanding.

         Results of Operations For The Six Months Ended October 31, 2004

         Revenues. Revenues for the six months ended October 31, 2004 were the $753,992 generated during the 3 month period ending October 31, 2004. The registrant is in its first year of operations and it has taken until the recent quarter to generate the first premiums written.

         General and Administrative Expenses. General and Administrative Expenses for the six months ended October 31, 2004 were $1,208,579, comprised of claims reserves, payroll, legal and accounting fees, consulting expense and office costs (including rent), and other immaterial operating costs.

         Other Revenue (Expense). Other Revenue (Expense) for the six months ended October 31, 2004 were $1,529,564, comprised of interest income on the Mortgage Notes Receivable of $104, 231,610.

         Dividends on Preferred Stock. Dividends on Preferred Stock for the six months ended October 31, 2004 were $5,211,580, comprised of 10% dividends payable on the Cumulative Preferred A and Cumulative Preferred B shares issued and outstanding.

Liquidity and Capital Resources

         As of October 31, 2004 we had cash and cash equivalents of $415,761 compared to $48,310 as of July 31, 2004. The increase in cash and cash equivalents is a result of cash receipts from business written.

         The company's operating expenses are currently approximately $250,000 per month. These are anticipated to increase to approximately $450,000 per month by the end of 2005 as business increases and the costs necessary to generate and support increased business also increase, beginning with increased staffing. Cash will be generated from operations and from a planned equity raise. In the event that the contemplated equity raise is not successful, the company will have sufficient resources from operations to operate throughout 2005, but its rate of growth may be limited as a result of the lack of resources.

         The company began quoting on possible insurance business immediately following the receipt of permission to operate from the Ministry of Finance (Barbados) on March 26, 2004. The nature of the insurance business is such that individual pieces of business can take many months to negotiate and reach fruition. The Company is actively quoting on business. It is difficult to predict at this early stage in the Company's development what proportion of business quoted will generate revenues because we do not have a sufficient history by which to accurately estimate such numbers.

         Off-Balance Sheet Financing

         The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

Item 3.  Controls and Procedures.

         We recently merged with and into CI Sell Cars, Inc. We are currently developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

         Limitations on The Effectiveness Of Controls

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

         Conclusions

         Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                           PART II-- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 14, 2004, holders of a 61.79% of the Company's outstanding shares of common stock have consented in writing to a proposed amendment to the Company's Certificate of Incorporation, to change the name of the Company to Strategy International Insurance Group, Inc. This name change became effective on October 26, 2004.

Item 6. Exhibits and Reports on Form 8-K.

                                    Exhibits

(a)      Exhibits:

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1     Certification  of Chief  Executive  Officer of pursuant to 18 U.S.C.  -
         Section 1350.

32.2     Certification  of Chief  Financial  Officer of pursuant to 18 U.S.C.  -
         Section 1350.

(b)      Reports on Form 8-K:

         (1) Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August 30, 2004.

         (2) Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004.

         (3) Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                           Title                         Date
     ---------                           -----                         ----

/s/ Stephen Stonhill             Chairman of the Board and     December 20, 2004
--------------------             Chief Executive Officer
    Stephen Stonhill

/s/ Edward J. Kruk               Chief Financial Officer       December 20, 2004
--------------------
    Edward J. Kruk