Form 10QSB
period 2005-01-31
STRATEGY INTERNATIONAL INSURANCE GROUP INC
filed 2005-03-22
CIK 1249869

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005.

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587


                  STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                       Texas                             16-1644353
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                          200 Yorkland Blvd., Suite 710
                         Toronto, Ontario M2J5C1, Canada
                      (Address principal executive offices)

                                 (416) 496-9988
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of January 31, 2005 we had 61,470,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       January 31,        April 30,
                                                                          2005               2004
                                                                          ----               ----
ASSETS
------

Current Assets:
  Cash and cash equivalents                                          $   3,904,836     $     184,000
  Cash - restricted                                                     33,121,338                 -
  Mortgage Interest receivable                                           2,788,621           378,375
  Accounts receivable-other                                                 75,000                 -
                                                                     -------------     -------------
Total Current Assets                                                    39,889,795           562,375

  Mortgage notes receivable - held to maturity                         112,231,610       104,231,610
  Fixed assets                                                              27,294                 -
  Other assets                                                             174,759                 -
  Unamortized finance costs                                              3,838,344                 -
  Due from affiliate                                                     2,109,218                 -
                                                                     -------------     -------------
Total Assets                                                         $ 158,271,020     $ 104,793,985
                                                                     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accrued preferred dividends payable                                $   9,708,425     $   3,474,387
  Accounts payable and accrued liabilities                                 606,056            14,222
  Loan Payable - related party                                             275,000                 -
  Notes Payable                                                          7,000,000                 -
  Claims reserves                                                        1,476,092                 -
                                                                     -------------     -------------

Total Current Liabilities                                               19,065,573         3,488,609
                                                                     -------------     -------------

Long-term debt:
  Redeemable insured series (A) and (B) preferred stock                 50,000,000                 -
                                                                     -------------     -------------

Total Liabilities                                                       69,065,573         3,488,609
                                                                     -------------     -------------

Stockholders' Equity:
  Common stock ($.001 par value, 100,000,000 shares authorized              61,470            46,000
    61,470,000 and 46,000,000 shares issued and outstanding as of
    January 31 2005 and April 30, 2004 respectively)

Additional paid in capital                                                 303,760           304,000

  10% Cumulative Class A Preferred stock ($.001 stated value,           47,670,084        47,670,084
    unlimited shares authorized, 47,670 issued and outstanding)

  10% Cumulative Class B Preferred stock ($.001 stated value,           56,561,526        56,561,526
    unlimited shares authorized, 56,562 issued and outstanding)

Accumulated deficit                                                    (15,391,393)       (3,276,234)
                                                                     -------------     -------------

Total Stockholders' Equity                                              89,205,447       101,305,376
                                                                     -------------     -------------
Total Liabilities and Stockholders' Equity                           $ 158,271,020     $ 104,793,985
                                                                     =============     =============

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          For the Three Months Ended          For the Nine Months Ended
                                                                 January 31,                         January 31,
                                                            2005              2004              2005             2004
                                                            ----              ----              ----             ----

Gross Written Premiums                                $    1,512,087    $         -       $     1,953,458   $           -
                                                      ==============    ===========       ===============   =============

Expenses:
Amortization of finance costs                                264,736              -               264,736               -
Brokerage and Acquisition Costs                               85,949              -               215,660               -
Fees and commissions                                       3,000,000              -             3,000,000               -
General and administrative expenses                        2,909,090              -             4,117,670               -
Depreciation                                                   8,467              -                 8,467               -
                                                      --------------    -----------       ---------------   -------------

Total expenses                                             6,268,242              -             7,606,533               -
                                                      --------------    -----------       ---------------   -------------

Net (loss) from operations                                (4,756,155)             -            (5,653,075)              -
Other Revenue (Expense):
  Investment Income                                          963,050              -             2,492,614               -
Interest expense                                             (88,668)             -               (88,668)              -
                                                      --------------    -----------       ---------------   -------------
Net Income (loss) before discontinued operations          (3,881,773)             -            (3,249,129)              -
                                                      --------------    -----------       ---------------   -------------

Discontinued operations                                            -              -               (15,555)              -
                                                      --------------    -----------       ---------------   -------------

Net Income (loss) before preferred dividend               (3,881,773)             -            (3,264,684)              -
                                                      --------------    -----------       ---------------   -------------

Dividends on preferred stock                              (3,638,895)             -            (8,850,475)              -
                                                      --------------    -----------       ---------------   -------------

Net (loss) on common stock                            $   (7,520,663)   $         -       $   (12,115,159)  $           -
                                                      ==============    ===========       ===============   =============

Loss per Share:
  Basic and diluted loss per share:
  Continued Operations                                $        (0.12)   $         -       $         (0.21   $           -
                                                      ==============    ===========       ===============   =============
  Discontinued Operations                             $        (0.00)   $         -       $         (0.00   $           -
                                                      ==============    ===========       ===============   =============
  Basic and diluted weighted average common shares
    outstanding                                           61,470,000              -            58,891,667               -
                                                      ==============    ===========       ===============   =============

----------
The accompanying notes are an integral part of these consolidated financial statements.

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                      For the Nine Months Ended
                                                                              January 31,
                                                                  2005                        2004
                                                                  ----                        ----
Cash Flows (used in) Operating Activities:
Net (loss) on common stock                                $       (12,115,159)           $            -
Adjustments to reconcile net (loss) on common stock
to net cash provided by operations:
Amortization of finance cost                                          264,736                         -
Depreciation expense                                                    8,467                         -
increase in dividends payable on preferred stock                    8,850,476                         -
Changes in operating assets and liabilities:
Increase in accounts receivable-other                                 (75,000)                        -
Increase in mortgage interest receivable                           (2,410,246)                        -
Increase in other assets                                             (174,759)                        -
Increase in claim reserve                                           1,476,092                         -
Increase in accrued expenses                                          591,386                         -
                                                          -------------------            --------------
Net cash flows used in operating activities               $        (3,584,007)                        -
                                                          -------------------            --------------

Cash Flows from Investing Activities:
Increase in restricted cash                                       (33,121,338)                        -
Increase in mortgage receivable                                    (8,000,000)                        -
Purchase of property and equipment                                    (35,761)                        -
Increase in loan receivable - affiliates                           (2,109,218)                        -
Cash acquired in reverse merger                                        15,678                         -
                                                          -------------------            --------------
Net cash (used in) investing activities                           (43,250,639)                        -
                                                          -------------------            --------------

Cash Flows Provided by Financing Activities:
Issuance of notes payable                                           7,000,000                         -
Loan payable - related party                                          400,000                         -
Payment of loan payable - related party                              (125,000)                        -
Issuance of redeemable preferred stock                             50,000,000                         -
Finance cost paid                                                  (4,103,080)                        -
Dividend paid on preferred stock                                   (2,616,438)                        -
                                                          -------------------            --------------
Net cash provided by financing activities                          50,555,482                         -
                                                          -------------------            --------------

Net increase in Cash and Cash Equivalents                           3,720,836                         -
                                                          -------------------            --------------

Cash and Cash Equivalents, beginning of period                        184,000                         -

Cash and Cash Equivalents, end of period                  $         3,904,836            $            -
                                                          ===================            ==============

Supplemental Disclosure of Noncash Investing and
Financing Activities:
Reverse merger:
Common stock issued                                       $            15,230            $            -
                                                          ===================            ==============
Liabilities assumed                                       $               448            $            -
                                                          ===================            ==============
Cash acquired                                             $            15,678            $            -
                                                          ===================            ==============

----------
The accompanying notes are an integral part of these consolidated financial statements. .

          STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           FORMERLY CI SELL CARS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2005



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

On June 14, 2004, CI Sell Cars,Inc. ("we" or the "Company") completed the transactions contemplated under an Agreement and Plan of Reorganization (the "Definitive Stock Exchange Agreement") with Strategy Holding Company Limited ("Strategy"), Frank Ney and Kavrav Ltd. (collectively the "Sellers"). Pursuant to the Definitive Stock Exchange Agreement, Strategy became a wholly owned subsidiary of the Company. The Company subsequently changed its name to Strategy International Insurance Group, Inc. The Definitive Stock Exchange Agreement provided for the acquisition of Strategy by the Company; the purchase and retirement of 25,827,000 shares of the Company's common stock by Strategy; the forward split of the remaining 1,105,000 shares of the Company's common stock into 15,470,000 shares; the issuance of 45,100,000 shares of the Company's common stock to the Sellers; and the issuance of 900,000 shares of the Company's common stock as a finders fee.

The stock exchange transaction is accounted for as a purchase with the Company deemed the acquiror for accounting and financial reporting purposes. However, since the sellers owned approximately 74% of our outstanding shares after the transaction, no step up in basis or goodwill will be recorded. This accounting treatment is in accordance with the Securities and Exchange Commission Staff Members position that the acquisition by a public shell of the assets or business of a private company should be accounted for at historical cost and accounted for as a reverse merger.

The accompanying unaudited financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with our Annual Report Form 10-KSB for the year ended April 30, 2004 and in conjunction with the financial statements of the company included in form 8-KA dated August 30, 2004.

The statements of operations for the three and nine months ended January 31, 2005 and 2004 are not necessarily indicative of results for the full year.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Earnings (Loss) per Share
-------------------------

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

2.       CAPITAL TRANSACTIONS

On November 16, 2004, a group of investors invested an aggregate amount of US$50,000,000 in Units (the "Units") comprised of securities issued by the Registrant and its subsidiary, Strategy Real Estate Investments Ltd., a corporation formed under the laws of the Province of Ontario, Canada ("SREI"). Each Unit is comprised of (i) one share of Series A Insured Redeemable Preferred Stock of SREI (the "Series A Preferred"), (ii) one share of Series B Preferred Stock of SREI (the "Series B Preferred") and (iii) a warrant (the "Warrant") to purchase shares of common stock, $0.01 par value, of the Registrant. The purchase price was $10,000 per Unit.

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

Series A Preferred of SREI
--------------------------

The Series A Preferred shares will pay dividends at an annual rate of ten percent (10%), which shall be paid quarterly. An insurance company with an "A-" rating by AM Best's is insuring payment of 100% of the quarterly dividends on the Series A Preferred over the three (3)
year period they will be outstanding and the liquidation preference of the Series A Preferred pursuant to a Contingent Guarantee Policy. Upon the occurrence of certain events of default (as set forth in the Articles of Incorporation of SREI), the Series A liquidation preference and all accrued and unpaid dividends thereon shall become immediately payable. The Series A Preferred will be subject to mandatory redemption by SREI, three (3) years from the date of issuance (the "Maturity Date"), at their full liquidation preference, net of all appropriate Canadian withholding and income tax, plus all accrued and unpaid dividends.

Series B Preferred of SREI
--------------------------

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

Warrants to Purchase Common Stock of the Registrant
---------------------------------------------------

Each Warrant is exercisable, prior to the Maturity Date, into shares of common stock, $.001 par value, of the Registrant. Each Warrant will allow its holder to exercise the warrant into a number of shares of common stock equal to the quotient obtained by dividing (a) the liquidation preference of the Series A Shares owned by such investor plus any accrued and unpaid dividends thereon by
(b) the then applicable set price. The initial set price is $1.6671.

In order to exercise the Warrant, an investor will be required to submit for cancellation a certificate representing Series A Preferred shares with the appropriate liquidation preference. The Company was obligated to file a registration statement to register such number of shares of its common stock into which the warrants are exercisable in accordance with the terms of a Registration Rights Agreement, not later than December 31, 2004, and the registration statement was to be declared effectively by April 1, 2005 or the Company will incur a 2% monthly penalty. The company is currently negotiating an extension to this penalty covenant.

In connection with the sale of the SREI units, the Company recorded the proceeds as long term debt in accordance FASB 150 (Accounting for Equity Instruments with both Debt and Equity Characteristics). In addition, the Company recorded $4,103,080 as additional unamortized finance costs for costs incurred in connection with the sale of the Units. The Company will amortize the additional finance costs over thirty-six (36) months, the term of the redeemable insured preferred stock. The Company expensed $264,736 in respect of such amortization during the period ending January 31, 2005.

The Company used $8,080,000 from the proceeds of the SREI transaction to acquire
(2) two $4,000,000 mortgages on properties being developed by the Lux Group Inc. The mortgages yield 13.2% interest and are collateralized by the property. In addition, the Company extended other loans and advances on behalf of the SPE's as of January 31, 2005. As of January 31, 2005, SREI retained $33,121,338 of cash on hand, which it derived from the November 2004 private placement of Units. As noted above, this cash will be used in the acquisition of certain real estate properties by SREI. Accordingly, this cash is classified as restricted cash on the Company's consolidated balance sheet.

3.       Planned Acquisition

On December 17, 2004, we announced the we intend to acquire all the outstanding common stock of RS Group of Companies, Inc. (OTCBB:RSGC) for combination of cash and stock. Our management, together with RS Group of Companies, Inc., is in the process of determining the most effective method of achieving this acquisition. We have engaged a financial services firm to render fairness opinions regarding the transaction. We currently engaged in diligence and negotiations with RS Group. We do not anticipate that the transaction will be conditioned upon obtaining any external financing. A majority of the issued and outstanding shares of common stock of RS Group of Companies are owned by our affiliates, executive officers and directors.

4.       Notes Payable

During December, 2004 the Company borrowed $7,000,000 through the issuance of 12% promissory notes due June 23, 2005. The proceeds of the notes were to be used to partially repay amounts outstanding on existing mortgage loans of the SVC- Napa , L.P, California limited partnership relating to its time share real property located in Napa, California.

5.       Employment and Consulting Agreements

During the quarter ending January 31, 2005, the Company entered into consulting agreements commencing October 1, 2004 with three (3) individuals serving in executive capacities to the Company. The consulting contracts are for $500,000 annually each. The expiration dates of these consulting agreements have not yet been agreed upon.

During February, 2005, the Company retained the services of Louis E. Lettieri CPA to act as Chief Financial Officer. While the terms of a final contract are being finalized. Mr. Lettieri is currently being compensated at an annual salary of $350,000 plus expenses and benefits commensurate with the position. Also during the quarter ending January 31, 2005, the Company retained the service of Philip Armstrong to act as the managing director for the London, England operation. The final terms of his contract are still being negotiated. However Mr. Armstrong is currently being compensated on the basis of (pound)125,000 (Approximately $240,450) plus benefits and expenses.

6.       Related Party Transactions

Strategy has received loans and made advances to entities under common control. As of January 31, 2005, $2,109,218 was due to the Company. During March 2005 the amount was collected in full. In addition, the Company paid $3,000,000 to the R.S. Group in connection with the placement of financial guarantee insurance for the SREI real estate properties.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth in our Form 10-KSB Report for the year ended April 30, 2004. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive financial services industries and the risks associated with capital requirements, systems development, management of growth and business expansion, as well as other risk factors.

Results Of Operations

         Overview

         Strategy International Insurance Group, Inc. ("we" or the "Company") is the publicly-traded parent company of Strategy Holding Company Limited and its wholly-owned subsidiary, Strategy Insurance Limited, that were incorporated in Barbados on December 23, 2003 under the Exempt Insurance Act. Strategy Holding Company Limited is not engaged in any business other than owning Strategy Insurance Limited. Strategy Insurance Limited is the operating insurance company of the group.

         In early February 2004, as part of its initial capitalization, Strategy Holding Company Limited received, as consideration for the issuance of shares of its Series A Preferred Stock and Series B Preferred Stock, mortgage notes receivable totaling $104,231,610. The notes mature on April 1, 2014. The notes are collateralized by real estate having an estimated fair market value (confirmed by independent appraisals) equal to the carrying amount of the mortgage notes.

         On June 14, 2004, a closing was completed under an Agreement and Plan of Reorganization (the "Definitive Stock Exchange Agreement") with Strategy, Frank Ney and Kavrav Ltd. Pursuant to the Definitive Stock Exchange Agreement, Strategy Holding Company Limited became a wholly owned subsidiary of CI Sell Cars, Inc. (sometimes referred to as "CI"), the predecessor company. In connection therewith, Frank Ney exchanged his 60 shares of common stock of Strategy Holding Company Limited for 26,691,840 shares of the Company and Kavrav Ltd. exchanged its 40 shares of common stock of Strategy Holding Company Limited for 18,408,160 shares of the Company. On October 29, 2004, CI changed its name to Strategy International Insurance Group, Inc.

         Through Strategy Insurance Limited, we are a holding company for an integrated, international group of providers of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingent liability and other specialty insurance and reinsurance. We have developed and are implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance and reinsurance platform products. We have offices in Barbados, West Indies; London, England; and Toronto, Canada. We are in the process of opening an office in Newark, New Jersey.

         Strategy Insurance Limited received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004, which authorizes Strategy Insurance Limited to engage in the following classes of insurance business from within Barbados:

o        General insurance business.
o        Credit and liability insurance.
o        Mortgage indemnity insurance.
o        Rental guarantee insurance.
o        Reinsurance.

         Through January 31, 2005, we have generated revenues of $1,953,458 from
writing  general  insurance  business  policies,   credit  insurance   policies,
liability insurance policies and reinsurance policies.

         On November 16, 2004, a wholly-owned subsidiary of Strategy Insurance Limited, Strategy Real Estate Investments Ltd., a corporation formed under the laws of the Province of Ontario, Canada, and the Company sold to a group of institutional and accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, an aggregate amount of $50,000,000 of units, each unit consisting of (a) one share of Series A Insured Redeemable Preferred Stock of Strategy Real Estate Investments; (b) one share of Series B Preferred Stock of Strategy Real Estate Investments; and (c) warrants to purchase shares of our common stock, $.001 par value per share. The purchase price was $10,000 per unit.

         On December 17, 2004, we announced that we intend to acquire all the outstanding common stock of RS Group of Companies, Inc. (OTCBB:RSGC) for a combination of cash and stock, which would result in an approximate value to RS Group common stockholders of $1.75 per common share (approximately 65 million shares outstanding), representing a 237 percent premium over the closing price of $0.52 on December 15, 2004. Our management, together with RS Group of Companies, Inc., is in the process of determining the most effective method of achieving this acquisition. We have engaged a valuation firm to provide us with an independent valuation and fairness opinion regarding the transaction. We are currently engaged in diligence and negotiations with RS Group. We do not anticipate that the transaction will be conditioned upon obtaining any external financing. A majority of the issued and outstanding shares of common stock of RS Group of Companies are owned by our affiliates, executive officers and directors.

         We are a recent "start-up" and we are in our development stage. We have limited financial and operating history. As of January 31, 2005 we underwrote insurance policies in the amount of $1,953,458 and we had working capital of $20,824,222.

Results of Operations For The Three Months Ended January 31, 2005

         Revenues. Revenues for the three months ended January 31, 2005 were $1,512,087 consisting of insurance premiums generated by business written in Europe and Asia. Management believes the Registrant will continue to generate revenues from international sources as a result of its continuing working relationship with insurance brokers in London.

         General and Administrative Expenses. General and Administrative Expenses for the three months ended January 31, 2005 were $2,909,090, comprised of claims reserves, payroll, travel, legal and accounting fees, and consulting fees and office expenses (including rent) and various other immaterial costs. We anticipate that as the business grows we will likely see increases in virtually all expense categories, particularly during the course of the next 12 months as the company moves out of its initial start-up phase into a full operating status.

         Other Revenue (Expense). Other Revenue (Expense) for the three months ended January 31, 2005 were $874,382, comprised of interest income on $104,231,610 of Mortgage Notes Receivable at a 2.5% annual interest rate, two $4,000,000 Mortgage Notes Receivable at 13.2% annual rate, interest earned on overnight investment, and interest expense paid on $7,000,000 of notes payable.

         Dividends on Preferred Stock. Dividends on Preferred Stock for the three months ended January 31, 2005 were $3,638,895, comprised of a 10% dividend payable on the Cumulative Preferred A and Cumulative Preferred B shares issued and outstanding.

Results of Operations For The Nine Months Ended January 31, 2005

         Revenues. Revenues for the nine months ended January 31, 2005 were the $1,953,458.

         General and Administrative Expenses. General and Administrative Expenses for the nine months ended January 31, 2005 were $4,117,670, comprised of claims reserves, payroll, legal and accounting fees, consulting expense and office costs (including rent), and other immaterial operating costs.

         Other Revenue (Expense). Other Revenue (Expense) for the nine months ended January 31, 2005 were $2,403,947, comprised of interest income on the Mortgage Notes Receivable of $104,231,610, two $4,000,000 Mortgage Notes Receivable at 13.2% annual rate, interest earned on overnight investment, and interest expense paid on $7,000,000 of notes payable.

         Dividends on Preferred Stock. Dividends on Preferred Stock for the nine months ended January 31, 2005 were $8,850,475, comprised of 10% dividends payable on the Cumulative Preferred A and Cumulative Preferred B shares issued and outstanding.

Liquidity and Capital Resources

         As of January 31, 2005 we had cash and cash equivalents of $3,904,836 compared to $415,761 as of October 31, 2004. The increase in cash and cash equivalents is principally a result of the issuance of $7,000,000 of notes payable due in June 2005. In addition, as of January 31, 2005, our subsidiary SREI had $33,121,338 of cash on hand, which it derived from the November 2004 private placement of Units. SREI's cash will be used in the acquisition of certain real estate properties by SREI. Accordingly, the SREI cash is classified as restricted cash on the Company's consolidated balance sheet.

         As of January 31, 2005 we had cash and cash equivalents of $3,904,836 compared to $415,761 as of October 31, 2004. The increase in cash and cash equivalents is principally a result of the issuance of $7,000,000 of notes payable due in June 2005. In addition, as of January 31, 2005, our subsidiary SREI had $33,121,338 of cash on hand, which it derived from the November 2004 private placement of Units. SREI's cash will be used in the acquisition of certain real estate properties by SREI. Accordingly, the SREI cash is classified as restricted cash on the Company's consolidated balance sheet.

         The company's operating expenses are currently approximately $350,000 per month. These are anticipated to increase to approximately $450,000 per month by the end of 2005 as business increases and the costs necessary to generate and support increased business also increase, beginning with increased staffing. Cash will be generated from operations and from a planned equity raise. In the event that the contemplated equity raise is not successful, the Company believes that it will have sufficient resources from operations and other sources to operate throughout 2005, but its rate of growth may be limited as a result of the lack of resources.

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

Item 3.  Controls and Procedures.

         Strategy International Insurance Group, Inc. ("we" or the "Company"), formerly known as CI Sell Cars, Inc., merged on June 14, 2004 with Strategy Holding Company Limited, a private company. Strategy Holding Company Limited owns Strategy Insurance Limited, a Barbados corporation through which we operate in the insurance and reinsurance businesses. We are currently developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

         Conclusions

         Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the period covered by this report.

                           PART II-- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit 31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

Exhibit 31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

Exhibit 32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

Exhibit 32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

(b) Reports on Form 8-K:

         (1) Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 11, 2004.

         (2) Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004.

         (3) Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2005.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STRATEGY INTERNATIONAL INSURANCE GROUP, INC.

    March 22, 2005         By: /s/ Stephen Stonhill
                               ----------------------------------------
                               Stephen Stonhill
                               Chairman of the Board and Chief Executive Officer


    March 22, 2005         By: /s/ Louis Lettieri
                               ----------------------------------------
                               Louis Lettieri
                               Chief Financial Officer