Form 10KSB
period 2005-04-30
STRATEGY INTERNATIONAL INSURANCE GROUP INC
filed 2005-09-16
CIK 1249869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the annual period ended April 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No. 333-106637

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
(Name of small business issuer in its charter)

Texas	16-1644353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

200 Yorkland Blvd., Suite 710 Toronto, Ontario Canada M2J 5C1 (416) 496-9988 (Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 Per Share (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended April 30, 2005 were $5,581,645.

The aggregate market value of the registrant’s common stock held by non-affiliates on September 15, 2005, computed by reference to the average bid and asked price of the common stock on that date, was approximately $16,245,020.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: 63,197,503 shares of Common Stock, $0.001 par value per share, outstanding as of September 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I
Item 1.    Description of Business.

About Our Company and Recent Developments

Strategy International Insurance Group, Inc., a Texas corporation (referred to in this annual report as “we”, “us”, “our”, “Strategy International”, the “Company” or “our company”) is a publicly traded holding company for a group of financial service companies that are located throughout the world. Strategy Holding Company Limited is our wholly-owned subsidiary that sits at the top of a group of insurance related organizations that include Strategy Insurance Limited of Barbados, Strategy Insurance (Canada) Limited, Strategy Underwriting Agency Limited and our equity interest in ForestRe Holdings Ltd., ForestRe Ltd. and AgroForest Risk Management Ltd (collectively, “ForestRe”). Strategy Holding Company Limited, to which we sometimes refer in this annual report as Strategy Holding, owns all of the insurance operations of which the key operating insurance company is Strategy Insurance Limited. Strategy Insurance Limited, to which we sometimes refer in this annual report as SIL, was incorporated in Barbados on December 23, 2003 under the Exempt Insurance Act and is an operating insurance company.

In early February 2004, as part of its initial capitalization, Strategy Holding Company Limited received, as consideration for the issuance of shares of its Series A Preferred Stock and Series B Preferred Stock, mortgage notes receivable totaling $104,231,610. The notes mature on March 31, 2014. The notes were collateralized by real estate having an estimated fair market value (confirmed at the time by a valuation conducted by a real estate broker) equal to the carrying amount of the mortgage notes. We have since then became aware that the purchase prices for these properties, which were paid therefor a few years prior to the mortgages being placed thereon, were in the aggregate substantially lower than the carrying amount of the mortgage notes. The properties underlying the mortgage notes were commercial and are located in Kitchener, Ontario; Erin, Ontario; Toronto, Ontario and Caledon, Ontario. The real estate was unencumbered other than as security for the preferred stock. The number of shares of Series A Preferred Stock issued by Strategy Holding was 47,670, at a value of $1,000 per share, which shares represent the aggregate value of the mortgages on the Toronto and Caledon properties. The number of shares of its Series B Preferred Stock was 56,562, at a value of $1,000 per share, which shares represent the aggregate value of the mortgages on the Kitchener and Erin properties. The mortgages were registered on February 5, 2004 in the name of Garadan Inc. (“Garadan”) and Maintop Holdings Inc. (“Maintop”), companies wholly-owned by Kavrav Ltd. Garadan and Maintop assigned the mortgages to Strategy Holding on February 5, 2004. Consideration for this transaction was 40% of shares of Preferred stock of Strategy Holding. Strategy Holding reassigned the mortgages on February 5, 2004 to SIL, another one of our subsidiaries. See also note 11 under “Item 7. Financial Statements.”

On or about August 12, 2005, we became aware that the mortgages underlying the notes receivable were discharged during October 2004 by the beneficial owners of our Series A Preferred Stock and Series B Preferred Stock, as well as the corporate entities controlled by them, including Kavrav Ltd. (such persons and entities together, and as applicable, the “Preferred Holders”). Such discharge was effected without notice to us, without authority, without consideration and contrary to the agreement made at the time the Releases for the mortgages (as described below) were provided to some of the Preferred Holders.

Upon becoming aware of the above discharge, we immediately contacted the Preferred Holders to demand that they reinstate the mortgages, which had been improperly discharged. These parties eventually indicated their intention not to reinstate the mortgages. We have also conducted an investigation into the facts of this matter. We believe that the Preferred Holders improperly used resolutions executed by SIL’s board of directors permitting the mortgages to be discharged (the “Releases”). Although effective October 16, 2004, the Releases were executed as part of an agreement whereby the Releases would be held in trust by the Preferred Holders until a suitable replacement for the mortgages was put in place. The Releases described above were filed with the Ontario Land Registry Office on October 26, 2004 without the Company's knowledge, and contrary to the discussions of the parties and their agreement that the Releases would be held in trust pending the arrival of replacement capital. Notwithstanding the Releases, the underlying promissory notes and the general security agreements on the real estate properties currently remain in place.

We have reported this occurrence in our audited financial statements included in this annual report, and reclassified the notes receivable as subscriptions. Therefore, the unsecured notes receivable have been reflected as a contra equity account in our audited financial statements. Due to such reclassification, as of April 30, 2005 we had negative working capital of $962,036 and negative stockholders equity of $755,179.

We have retained counsel in connection with the above matter, and we intend to pursue all of our legal rights and remedies including, without limitation, litigation to recover the value of the notes receivable and appropriate damages, which we intend to commence against the Preferred Holders and any other entities controlled thereby and/or affiliates thereof that had direct or indirect involvement with the Releases and improper discharge of the mortgages.

While our management is currently in the process of reassessing our business, including efforts to recapitalize SIL, SIL will not write new insurance business. We believe that the above should have no material effect on our existing underwriting business. We are currently in the process of negotiating with third parties in connection with transactions aimed at recapitalizing our insurance subsidiary as promptly as feasible, including the transaction described below, although no assurance can be given as to the timing or our success at consummating such transactions.

On September 15, 2005 Strategy International, Strategy Holding and SIL entered into a binding letter of intent with a private equity group (colletively "Investor Group") regarding the transactions described below (the “Transactions”).

Investor Group will contribute (the “Investment”) to a subsidiary of SIL (the “SPV”) Investor Group's beneficial interest in a portfolio of life settlement insurance policies (“Policies”) with a face value U.S. $125,000,000 and an investment grade rating (the “Required Rating”), which policies are held for the benefit of Investor Group(and shareholders) in a series of trusts (the “Trusts”). The SPV will issue to Investor Group preferred shares (the “Preferred Shares”), which will have cumulative dividends (the “Dividend Payments”) from January 16, 2006 to January 15, 2016 of $11,250,000 per annum and thereafter of $22,500,000 per annum. The Preferred Stock is redeemable six and one half years after issuance, for $125,000,000 (the “Redemption Payment”), and if not redeemed by January 15, 2016, management control of the SPV reverts to Investor Group. Strategy International must procure credit default insurance policies (the “Insurance”) on the Policies, the Dividend Payments and the Redemption Payment by January 15, 2006, or Investor Group can exercise its rights as pledgee of the common stock of the SPV and Strategy International must pay Investor Group $5,812,500. All agreements relating to the transactions would then be deemed terminated.

The SPV will originate the underwriting of senior life settlement policies (“Senior Life Settlement Polices”) and impaired annuities to be issued by SIL. Investor Group or its designee will have underwriting approval, such underwriting which will also be subject to a veto right of John Hamilton, as outside consultant to the SPV. Investor Group will be the SPV’s Portfolio manager, for a quarterly management fee of $937,500 (the “Management Fee”). For arranging the Transactions, Strategy International will issue to Investor Group (1) three year warrants for up to 13,800,000 voting common shares of Strategy International, exercisable at $1.69 per share, and (2) five year warrants for up to 13,800,000 voting common shares of Strategy International exercisable for a ratably increasing price of initially $2.25 per share to a maximum of $3.25 per share.

Strategy will pay Investor Group, for additional advisory services, 50% of net profit generated in respect of the Investment after deducting expenses and certain after charges. Strategy Holding and Investor Group have also agreed to create an entity to be held 50% each, which will be licensed to underwrite multiline insurance and reinsurance specializing in life contigent coverage, presently contemplated to be capitalized with a letter of credit of approximately $25,000,000, which may be obtained by SPV from Strategy Holding for contribution to such entity. Based upon discussions with Barbados counsel both we and SIL believe that the Transactions should enable us to recapitalize SIL.

If the Investment is not consummated by October 15, 2005 for any reason other than (1) upon Investor Group’s determination not to proceed, (2) Investor Group is not negotiating in good faith and in a commercially reasonable manner, or (3) Investor Group has not satisfied its preconditions, Strategy International must pay Investor Group a break-up fee of $2,000,000.

Siginificantly, to implement the Transactions with the Investor Group described above, we will need to increase the authorized number of shares of our common stock, which requires shareholder approval. Therefore, our ability to complete and consummate the Transactions is subject to our ability to receive such shareholder approval.

On June 14, 2004, the closing was completed of that certain Agreement and Plan of Reorganization, to which we refer in this annual report as the Definitive Stock Exchange Agreement, with Strategy Holding, Frank Ney and Kavrav Ltd. Mr. Ney and Kavrav Ltd. were among the founders of Strategy Holding, and they became shareholders of our company by exchanging their respective ownership interests in Strategy Holding for shares of our company. Mr. Ney has no ownership interest in Kavrav Ltd. or any of its affiliates. Pursuant to the Definitive Stock Exchange Agreement, Strategy Holding Company Limited became a wholly-owned subsidiary of CI Sell Cars, Inc., to which we sometimes refer in this annual report as CI, our predecessor company. On October 29, 2004, CI changed its name to Strategy International Insurance Group, Inc.

Strategy Insurance Limited and its subsidiaries constitute an integrated, international group of providers of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingent insurance products, liability and other specialty insurance and reinsurance products related directly to the travel and leisure industries. We have implemented a strategy to design, structure and sell a broad series of structured risk, specialty insurance and reinsurance platforms. SIL is a wholly-owned subsidiary of Strategy Holding, which in turn is a direct wholly-owned subsidiary of Strategy International. SIL conducts its insurance and reinsurance operations principally through its subsidiaries in select international jurisdictions. Through SIL, we have established offices in Wildey, Barbados, West Indies; London, England; and Toronto, Canada. We will consider opening other offices as our business expands into different geographic areas.

SIL received an Exempt Insurance License from the Supervisor of Insurance, Barbados, West Indies, on March 25, 2004, which authorizes SIL to engage in the following classes of insurance business globally from within Barbados:

•	General insurance business;

•	Credit insurance;

•	Liability insurance;

•	Mortgage indemnity insurance;

•	Rental guarantee insurance; and

•	Reinsurance.

Following our becoming aware of the improper discharge of the mortgage notes receivable, our management began and continues to reassess our business, while attempting to recapitalize SIL.

Strategy International has a limited financial and operating history. In fiscal 2005, we, through SIL, have generated premium income from operations of $4,715,325 from writing warranty and credit insurance policies, with no claims presented to date. In fiscal 2005, we have earned interest income on mortgages and loans of $600,774 and investment income of $265,546. As of April 30, 2005, we had a working capital deficit of $962,036 and we have incurred a net loss of $14,958,708 for the year ended April 30, 2005.

On November 16, 2004, Strategy Real Estate Investments Ltd., or SREI, a corporation formed under the laws of the Province of Ontario, Canada (which is our wholly-owned subsidiary), and we sold to a group of institutional and accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), an aggregate amount of $50,000,000 of units, each unit consisting of (a) one share of Series A Insured Redeemable Preferred Stock of SREI; (b) one share of Series B Preferred Stock of SREI; and (c) a warrant to purchase shares of our common stock, $.001 par value per share, exercisable at $1.6671 per share. The purchase price was $10,000 per unit. To date, none of the warrants have been exercised. For more information, please see below under “―Private Placement Transaction.”

On December 17, 2004, we announced that we intend to acquire all the outstanding common stock of RS Group of Companies, Inc. (OTCBB:RSGC), a Florida corporation, to which we sometimes refer in this annual report as RS Group, for a combination of cash and stock, which would result in a value to RS Group common stock holders of $1.75 per common share (approximately 65 million shares outstanding), representing a 237 percent premium over the closing price of $0.52 on December 15, 2004. A majority of the issued and outstanding shares of common stock of RS Group are owned by our affiliates, executive officers and directors. Stephen Stonhill, our Chairman of the Board and Chief Executive Officer, is also a director and shareholder of RS Group. As previously disclosed, on May 25, 2005, we entered into an exclusivity agreement with RS Group pursuant to which we confirmed our intent to acquire all of the outstanding shares of common stock, outstanding options and all other outstanding equity securities of RS Group in an acquisition transaction for a proposed aggregate consideration of approximately U.S. $1.75 per share of common stock, no par value, of RS Group, subject to adjustment. The transaction is subject to the negotiation and execution of a definitive purchase agreement and other definitive documents on terms and conditions acceptable to both Strategy and RS Group, as well as making all appropriate filings with the Securities and Exchange Commission (the “Commission”). The price per share of the RS Group common stock is subject to adjustment as a result of the completion of a valuation of RS Group and the receipt of a fairness opinion by us, which could result in a material change in the acquisition consideration.

Pursuant to the exclusivity agreement, RS Group agreed that, for a period of time beginning May 25, 2005 and ending July 24, 2005, RS Group would not, directly or indirectly take any action to solicit, initiate, seek, entertain, encourage or support any inquiry, proposal or offer from any third party regarding any acquisition of RS Group, any merger or consolidation with or involving RS Group, or any acquisition of any portion of the stock or assets of RS Group. RS Group further agreed to notify us in writing promptly upon receipt of a proposal by any third party that the board of directors of RS Group determines to be worthy of consideration. On July 27, 2005, we entered into a letter of agreement with RS Group to extend the exclusivity period for an additional sixty (60) days, from July 25, 2005 until September 25, 2005, to enable us to continue our due diligence regarding this transaction and to enable us to negotiate the terms of the definitive documentation for this proposed transaction with RS Group. Our ability to ultimately complete this transaction will also depend on our ability to recapitalize SIL, our insurance subsidiary, so that it can continue to write insurance and generate revenues.

In addition, on June 24, 2005, SIL entered into a Shareholders Agreement with ForestRe Risk Management Services Ltd., a private consulting firm registered in England and Wales, and certain shareholders thereof (the “B Shareholders”), pursuant to which SIL and the B Shareholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment and related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. SIL agreed to provide underwriting capacity to support the insurance program and the Class B shareholders provide the expertise in the class of business to make it a successful venture. As part of this transaction, SIL acquired a 60% ownership interest in ForestRe in return for a working capital loan, and underwriting support, and entered into a Loan Agreement, dated June 24, 2005, with ForestRe, pursuant to which SIL agreed to provide working capital to ForestRe of up to $2,000,000 during the period of February 1, 2005 through January 31, 2006. No interest will be payable by ForestRe to SIL in respect of such loan, and no interest will accrue thereon. The parties agreed that, upon repayment in full of the principal amount of such loan outstanding, the ownership interest of SIL in ForestRe will be reduced to 40%. Copies of the Shareholders Agreement and the Loan Agreement have been filed as exhibits to this annual report.

History - CI Sell Cars, Inc.

CI Sell Cars, Inc. was incorporated on December 13, 2002, in the state of Texas, to become a car dealer and to obtain a license to sell cars in the state of Texas. Its operations commenced in September 2002 and it was operated as a sole proprietorship doing business as CI Sell Cars. From the time it commenced operations in September 2002 until early 2003, Curtis Hunsinger, CI’s sole officer and director, at that time, applied for a used car dealer license, researched the used car market and sold cars but not at the wholesale or dealer level. CI’s used car dealer license was issued to it by the Texas Department of Transportation, Motor Vehicle Division, and permitted CI to sell used cars in the State of Texas. In addition, CI conducted research to determine if there were any web sites that offered to sell used cars, and whether there were any public companies that sold used cars on the Internet.

Prior to the consummation of the share exchange pursuant to the Definitive Stock Exchange Agreement, CI became a publicly traded company in the United States.

Effective June 14, 2004, CI discontinued its used car operations in order to pursue the Strategy Holding Company Limited business plan.

History - Strategy International

Strategy International Insurance Group, Inc. is a publicly traded holding company for a group of financial service companies that are located in selected locations throughout the world. Strategy Holding Company Limited is our wholly-owned subsidiary that directly and indirectly owns a group of insurance related organizations, which include Strategy Insurance Limited of Barbados, Strategy Insurance (Canada) Limited, Strategy Underwriting Agency Limited, Strategy Real Estate Investments Limited and our equity interest in ForestRe. Strategy Holding owns all of the insurance operations, with the main operating subsidiary being SIL. Strategy Insurance Limited was incorporated in Barbados on December 23, 2003 under the exempt insurance act and is an operating insurance company.

SIL received permission from the Barbados Ministry of Finance to commence insurance operations on March 25, 2004. Until March 25, 2004, SIL was prohibited by statute from carrying on its insurance business and engaged in organizational and administrative set-up activities. SIL began operating as an insurance company after March 25, 2004.

Please see information under “—About Our Company and Recent Developments” above, for a discussion of transactions relating to initial capitalization of Strategy Holding Company Limited and certain related recent developments.

Strategy Insurance (Canada) Ltd., a company formed under the laws of the Province of Ontario, Canada, was incorporated on January 23, 2004. Strategy Underwriting Agency Limited, a company formed under the laws of England and Wales, was incorporated on June 22, 2004. These two companies are wholly-owned subsidiaries of SIL. Their purpose is to perform local administrative and marketing services on behalf of SIL.

A direct offshoot of our insurance business is Strategy Senior Life Investments Ltd., to which we sometimes refer in this annual report as SSLI, a company incorporated under the laws of Barbados. This company has been set up to purchase insurance policies from seniors in the United States enabling seniors to capitalize on their policy ownership earlier and at a higher rate than the policy provides. Certain types of life insurance policies have either a savings or investment component that allows for a build up of the cash value within the policy. This “cash value” is available to the policy owner prior to maturity of the policy under certain circumstances and in some cases can be used as collateral on loans. Typically, the cash value is very low in relation to the sum insured (face value) of the policy. SSLI purchases the policy from the owner at a premium over the cash value and holds the policy to maturity to capitalize on the face value. Our research indicates that the market for this type of product is growing and will continue to grow for the foreseeable future as our population continues to age. We believe that this is a growing market place and a fast developing asset class; however, our ability to take advantage of this opportunity depends on our ability to recapitalize our insurance subsidiary.

Our finance group consists of four subsidiaries dedicated to the financing of certain specific market areas. Strategy Asset Financing Inc., a corporation organized under the laws of New Jersey, to which we sometimes refer in this annual report as SAF, specializes in the financing and securitization of municipal bonds under an agreement with the County Executives Association, or CEA. SAF has finalized its arrangements with the CEA and is proceeding to implement its business plan. Strategy Investments, LLC , a Florida limited liability company, has been established to provide financing to the travel and leisure industries. Strategy Resort Financing, Inc. is a Florida corporation, which has provided financing to three timeshare projects: two in the United States and one in Canada. Strategy Energy Corporation, a corporation incorporated in the province of Ontario Canada, is involved in the financing and evaluation of alternative energy projects that relate to the impact of the Kyoto Accord.

Acquisition of Strategy Holding Company Limited

On June 14, 2004, the closing was completed pursuant to the Definitive Stock Exchange Agreement with Strategy Holding, whereby it became a wholly-owned subsidiary of CI.

Strategy Insurance Limited is a provider of specialty lines of insurance, reinsurance, structured risk underwriting and risk and credit enhancement. SIL was incorporated in Barbados, West Indies. Through SIL, we have offices in Barbados, West Indies; London, England; and Toronto, Canada.

The Definitive Stock Exchange Agreement provided for (1) the purchase and retirement of 25,827,000 shares of our common stock from Ruth Shepley, holding such shares as a trustee, in consideration for $50,000; (2) the forward split of the remaining 1,105,000 common shares into 15,470,000 shares; and (3) the issuance of 45,100,000 shares of our common stock to acquire Strategy Holding. After completion of the above transactions, we had 61,470,000 shares of our common stock outstanding. As a result of these transactions, a change in control has occurred and Frank Ney received 26,691,840 shares of common stock (43.42% of the total shares of stock outstanding at the time) and Kavrav Ltd. received 18,408,160 shares of common stock (29.95% of the total shares of stock outstanding at the time). As explained above, Mr. Ney and Kavrav Ltd. were among the founders of Strategy, and they became shareholders of our company by exchanging their respective ownership interests in Strategy Holding for shares of our company. Mr. Ney has no interest in Kavrav Ltd. or any of its affiliates.

SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004, which authorizes SIL to engage in the following classes of insurance business from within Barbados:

•	General insurance business;

•	Credit insurance;

•	Liability insurance;

•	Mortgage indemnity insurance;

•	Rental guarantee insurance; and

•	Reinsurance.

The acquisition of Strategy Holding by CI was approved by The Ministry of Finance, Barbados, on October 25, 2004.

Description of Business

Our company, through its subsidiaries, is engaged in the business of finance and insurance in select international locations, and we anticipate doing business on a global basis, subject to our ability to recapitalize our insurance subsidiary. We have assembled a group of companies that are operating in these industries or have created our own subsidiaries for these purposes. The finance group is in the nascent stages of development, however, it has already accomplished one financing, namely the November 2004 private placement of Strategy Real Estate Investments Ltd. that is described above under “—About Our Company and Recent Developments” and below under “—Private Placement Transaction”, and is presently working on timeshare development financing transactions, which we anticipate will be completed in the next fiscal year. However, no assurances can be given in this regard.

Our insurance group, now just over a year old, has written business in Europe, South East Asia and the United States and is presently working on several significant projects, including Timeshare Cost Protection, Contingent Insurance for Senior Life Settlements and Residual Value Insurance in Europe, South East Asia, the United States and Canada.

The Insurance Group will continue to expand through acquisition and organic growth during the next fiscal year, underwriting business through the global brokerage network it has developed over the last 12 months. This includes some of the top producing brokerages in the world located from Hong Kong to London and throughout North and South America. The underwriting team has developed a reputation as custom developers of solutions to unique risk issues and opportunities worldwide.

SIL started business on March 25, 2004. SIL is organized as a multi-line insurer with a focus on credit and liability insurance in the fixed income and construction industries, on a global basis, and offers insurance related risk management solutions to users and providers of capital.

Building on the success of this custom approach, the finance group has been able to develop financing solutions to service companies which heretofore have had limited access to resources by lenders. The companies that are members of our finance group are able to use securitization to improve the risk profile of the client and thus lower the cost of financing.

Organization

Strategy International is a Texas corporation organized as a holding company. It is the parent of several wholly-owned subsidiaries strategically located in certain target markets. We are responsible for the strategic direction of our entire group. However, SIL is the approving authority on all underwriting done within the insurance group.

Our key subsidiaries are set forth below:

•	Strategy Underwriting Agency Limited, sometimes referred to as SUAL - provides administrative, marketing and agency services. It is located in the city of London, U.K.

•	Strategy Insurance (Canada) Limited - is located in Toronto, Canada and provides administrative support for the North American market.

•	Strategy Real Estate Investments Ltd. - is located in Toronto, Canada and currently invested in four real estate projects in Southern Ontario, Canada.

•	Strategy Senior Life Investments Company, Ltd. - is located in Barbados and has been created to purchase senior life policies in the marketplace.

•	Strategy Investments LLC - is a Florida corporation established to provide financing and financing structure advice to time share projects worldwide.

•	Strategy Energy Corporation - is an Ontario, Canada corporation engaged in financing and evaluation of alternative energy projects worldwide.

An organizational chart reflecting our current corporate structure is set forth below. Unless otherwise specified, all entities reflected in the below chart are 100% owned.

Strategy International Insurance Group, Inc. (Texas)
Strategy Real Estate Investments, Ltd. (Ontario)
Strategy Resort Financing Inc. (Florida)
Strategy Asset Financing Inc. (New Jersey)
Strategy Holding Company Limited (Barbados)
Strategy Energy Corporation (Ontario)
Strategy Investments, LLC (Florida)
Strategy Insurance Limited (Barbados)
60% Ownership
Strategy Insurance (Canada) Limited (Ontario)
Strategy Underwriting Agency Limited (UK)
AACQ (Florida)
Strategy Senior Life Investments Company, Ltd. (Barbados)
ForestRe Holdings Limited (UK)

Market Philosophy

With a focus on the convergence of insurance and finance, Strategy International is focused on the role insurance plays in society and mindful of the evolution of the industry. A single underwriting philosophy governs all of SIL’s underwriting operations. SIL approaches each risk on an individual basis and is careful and conservative in its approach. We believe that this does not preclude innovation or entrepreneurialism. We marry both capital markets financial products and traditional insurance underwriting practices to facilitate premium growth while maintaining minimal risk exposure. Our core business philosophy is to provide customized structured risk and credit enhancement solutions to clients based on a conservative underwriting approach.

We believe that the convergence of financial products and insurance has created a new arena with tremendous potential. Our conception and launch is timed to exploit this opportunity. Through executive risk review and embedded expertise, our mission is to become an influential player in the development and expansion of the finance and insurance sectors.

The Market

We view the credit enhancement market as SIL’s primary focus of business, although our continued ability to offer credit enhancement insurance products depends on our ability to recapitalize SIL. See “—About Our Company and Recent Developments.” We believe that changes within the insurance and financial industries, specifically capital markets and those protocols developed in the Basel Accords, have precipitated a convergence of financial products and insurance throughout the global capital markets. This convergence has created an opportunity for credit insurance products that provide securitization and certainty for long-term asset/liability management that is a benefit for every investor who has long-term income planning issues. We expect that credit insurance will influence not only long term lending and investment strategies but it will directly affect an investor’s approach to asset allocation and portfolio management in the fixed income market. Based upon our experience during last fiscal year, which was also our first full year of operations, we believe that globally, insurance companies, although supportive of credit based insurance, are reluctant to commit to this sector, even given the recent re-positioning of their infrastructures to include capital market activities and creation of financial solutions groups to support those markets.

We have observed a change in the brokerage community which is responding to the credit insurance needs and requests of clients and underwriters. We have recognized the trend and have developed a strategic relationship with a UK based insurance brokerage to support our business objectives.

Subject to our ability to recapitalize SIL, as discussed under "Item 1. Description of Business About Our Company" and under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — We could face certain litigation risks that could harm our business."  in this annual report, it is anticipated that SIL will earn 75% of its premium income from the credit enhancement market while the remainder of its income will be derived from our other lines of business, such as contingent insurance and standard liability underwriting in the North American market. SIL currently derives approximately 80% of its premium income from the credit enhancement market.

At the present time, SIL is not rated by any independent rating agency. For more information about rating of insurance companies and the significance of rating to SIL’s operations, please see “Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations —   Risk Factors We are not yet rated by A.M. Best. Our inability to obtain a rating for our operating insurance subsidiaries, a poor rating or a future downgrade in our rating could affect our competitive position with customers.”

Risk Minimization Strategy

Our key risk minimization strategy has two platforms: insurance and capital market products. We invest and will continue to invest substantial resources in the development of sophisticated analytical tools to support the insurance underwriting platform and personnel who understand and can structure complex financial products to hedge risk positions insured by SIL. Our market consists of credit enhancement products, which generally are aimed at improving the credit standing of borrowers and thus reducing their cost of capital, increasing their credit lines or facilitating a financial transaction. Credit enhancement products have historic data support or are priced to garner high enough premium yields to support the acquisitions of either reinsurance or financial products from global capital markets. However, we also believe that an individual underwriter operating within our structure must have the freedom to use his or her experience, intelligence and judgment if they are to offer the client the most appropriate insurance product given that our core business is insurance.

During the last fiscal year, we developed our credit enhancement insurance products, such as the insurance of travel and leisure industries through our client Value Guaranteed Vacations Inc. or VGV, and our residual value insurance that guarantees a minimum value of property at the end of a period of time. VGV is a wholly-owned subsidiary of RS Group. After we became aware in August 2005 that the mortgages underlying the notes receivable, which formed substantially all of our capital base, were discharged in October 2004 without notice to us, without authority and without consideration, as described in more detail under “—About Our Company and Recent Developments” above, we have determined that we are no longer able to support VGV and offer those products until such time as we can complete the contemplated recapitalization of our insurance subsidiary. We have notified VGV of the same.

We have identified the following risks that are faced by our company and have implemented appropriate risk minimization strategies to protect our shareholders. For a description of other risks relating to our company or our securities, please see “Item 6. Management’s Discussion and Analysis and Results of Operations—Risk Factors.”

Catastrophic Losses

Catastrophic losses, such as those caused by natural disasters, can have a significant impact on the results of an insurance company. To minimize exposure from these risks, we have chosen lines of business that are less susceptible to natural disaster.

Conflagration of Claims

Conflagration of claims, or the tendency for claims to cluster together thus causing an insurance company to pay a frequency of claims in an area where they would not normally expect it, can and has in the past crippled insurance companies. We minimize this exposure by diversifying the portfolio of our insurance business. In the future, we plan to further transfer the risk through retrocession and reinsurance.

Poor Demand

Poor demand can cause a reduction in the return on investment of the company and increase the cost of our capital. SIL has taken a multi-pronged approach to this risk. First, SIL presently works with over 25 international intermediaries and brokers who have a better than average portfolio of business and have agreed to place a predetermined amount of business with us. Second, SIL has established strategic partnerships with other underwriters that feed business to SIL. Third, SIL’s underwriting committee established a set of underwriting principles that reduce this exposure by limiting business written to those portfolios that are ongoing as opposed to start-up businesses.

Regional Differences

Certain regions in the global market do not produce results that contribute to profitability. In order to mitigate this risk, we have chosen underwriting officers who know and understand the global market and have the experience to choose the best business in these markets. After completion of economic and market studies to determine the viability of our products, we have chosen to initially target the following areas in which to do business: Southeast Asia, United Kingdom, Europe, Australia and North America. We have also reduced this exposure by choosing lines of business that naturally reduce this exposure as the demand for them in less desirable regions is negligible.

Regulatory Changes

As a result of certain commitments made by the Barbados government under the Exempt Insurance Act, certain Barbados insurance companies may insure risks outside Barbados. As this is a special exemption that could be changed at any time, we will need to develop more of a presence onshore. Over time, this presence will be increased in order to make the transition onshore should regulatory changes require it.

Securitization Plan

SIL is organized as a multi-line insurer and is a provider of specialty lines of insurance and reinsurance structured risk underwriting and risk and credit enhancement globally.

SIL’s key risk minimization is based on a two-platform strategy, re-insurance and/or capital market derivative and discounted bond products to be used as securitization for its book of underwriting. To implement this strategy, SIL purchases financial instruments, such as corporate and bank bonds, that yield an investment return, in order to assist in offsetting some of the insured risk if there was a claim. While we maintain some risk, it is not weighted on average more than premium dollars earned. In some cases our risk strategy includes only analytical and statistical data, as in the case of rental guarantee insurance and mortgage indemnity insurance. In both cases we are able to build an appropriate risk analysis based on historic default and vacancy rates. In the case of mortgages, the traditional default rate is 4% of premium earned and in the case of rental guarantee insurance, U.S. Census information has provided us with detailed information on default and vacancy rates which indicates a loss ratio no higher than 6% of premium earned.

Following is a more detailed plan for our securitization:

Mortgage Indemnity Insurance

The North American mortgage model is a multi-tiered system based upon several factors including credit score, mortgage history, amount of loan and loan-to-value, that has traditionally generated a default rate of less than 1%. Securitization of mortgage companies has traditionally been accomplished through a secondary conduit that assumes the long term liabilities on behalf of the mortgage lender. We expect to work with a company that has a plan to change the existing mortgage model through the use of mortgage guarantees that will reduce the cost of the transfer to the secondary market. In connection with that project, SIL will provide reinsurance to the insurer of this program. We believe this product does not require further securitization, given that property and personal guarantees form part of the security for the underwriting.

Credit Enhancement Residential Developer Pre-Sale Surety

Traditionally, most construction loans on residential developments rely upon pre-sales and pre-sale contracts to securitize the loans. Our research leads us to believe that banks assume no risk on market issues, solely considering risk on construction completion and budgetary issues that can be mitigated through insurance, bid bonds, material bonds, labor bonds and completion bonds. In spite of the above, banks traditionally lend no more than 65% of the construction cost, even though pre-sales account for 100% of these costs. Builders and developers are tying up capital in projects, capital that is needed for development of new projects, and this has created a market for pre-sale backed construction financing. As of the date of this annual report, SIL has written one policy in this area. SIL intends to continue to generate premium income by writing these policies, which we estimate can be 4.5% on the gross coverage and risk can be totally minimized if we use the following securitization plan:

•	Proof of financing for the first 65%.

•	Pre-sales for 100% of the construction costs which include both the 65% bank loan and the 35% Strategy Surety.

•	Pre-sales must carry a minimum 20% deposit.

•	Pre-sales must be third party and personally guaranteed by the purchaser.

•	Pre-sales must be beyond the rescission period.

•	Completion bond from third party insurer rated no less than A- by AM Best.

•	Bid, Material and Labor Bonds to cover all outstanding issues, this must be posted by the General Contractor and must be in support of the completion bond.

•	The builder must demonstrate to the insurance company that the fair market retail value of the property is at least 124% of the construction costs.

In this model the insurer is underwriting the pre-sales which are secured by the 20% deposit, the buyer’s personal guarantee, the equity on the project (minimum 24%) and completion backed by third party construction bonds.

Fair Market Value Coverage - Time Share Industry

Our product is fair market value coverage for the time share industry, which is an affinity program that is marketed as part of the benefits of enrollment with VGV, a wholly-owned subsidiary of RS Group. To date, VGV has sold this program to two developers, and one developer has test-marketed this program in two of its developments, yielding approximately $150,000 in unearned premium income to SIL, which we will recognize gradually over a number of years. As stated above under “― Risk Minimization Strategy”, we have more recently determined that we are no longer able to support VGV and offer those products until such time as we can complete the contemplated recapitalization of SIL, our insurance subsidiary.

Senior Life Settlement Contingent Insurance

We believe that senior life settlement underwriting can be very lucrative if the underwriter were to use some basic pool and derivative principles of securitization. In the past, underwriters have guaranteed the performance of individual policies where they can be subjected to poor selection. We prefer to approach this on a pooled basis where we protect the results of the pool of policies overcoming adverse selection. We have also introduced risk mitigation factors that improve the performance of the contingent program which includes cross collateralization or subsidization of the results of one life policy against the results of another in the pool. The life settlement market in the United States is only about 10 years old and has suffered substantially from its association with viatical settlements. The life settlement market works as follows: a policy owner sells his or her life policy to an investor (purchaser) at a premium to the cash value of the policy. To establish the purchase price, the purchaser performs a life expectancy evaluation on the subject life. Based upon the resulting life expectancy, a value is established. Our program is designed to protect the purchaser from the cost of the policy owner living beyond the life expectancy. We have developed a secondary market for these policies.

Liability Insurance

SIL accepts proposals in this line of insurance and writes business on a very selective basis. Underwriting consideration in this wide-ranging class is restricted to historical high-yield business that is well supported by underlying statistics. Our risk assessment requires a factual analysis of the performance through a claims and premium database spanning the prior five years.

The impact of the September 11, 2001 terrorist attacks in the United States led many insurers to review their insurance portfolios and, as a result, many insurers, led by the large composite insurers, returned to the mainstream where they were most comfortable. As a result, some of the niche areas of the insurance market became under-serviced, leaving a significant opportunity for the smaller niche players. SIL has access to a number of such books where current pricing levels (due to market contraction) are at an all-time high.

Contingency underwriting is considered due to the typically unique nature of such risks. SIL anticipates a minimum premium level due to the review effort on each case but would expect a gross underwriting ratio of 10% to 15% on the overall book.

Other Classes of Insurance

Initially SIL is focusing on the areas outlined above, but it remains open to reviewing other business that is risk averse and economically viable, all generally subject to our ability to recapitalize SIL, our insurance subsidiary, as described in more detail elsewhere in this annual report. One such area is Insurance Backed Guarantees (IBG). We have launched programs in Europe that warranty the workmanship of houses that have traditionally yielded good results and where we have sufficient statistical data to provide a feeling of comfort regarding our prospects of making money, although no assurances can be given in this regard. These ongoing programs have yielded approximately $1.34 million in gross unearned premium income this year, of which $147,000 has been earned during the last fiscal year, and the remaining unearned premium amounts will be recognized over the next three years. We expect this line of business to grow as new initiatives come online.

Many regions have surplus capacity from large insurers and the bank assurance market. This creates an unstable rating environment as pricing levels are generally inadequate with consequent (often massive) re-adjustments being periodically necessary. This tends to lead to over-regulation on pricing, or, in the case of a politically sensitive class, government intervention. High volume, low-yield business, priced as a commodity, such as personal lines, will not be written by SIL. Similarly, high-risk exposed business (professional liability and environmental impairment exposures for example) will not be considered. SIL will not write aviation business.

Distribution Methods of our Products

SIL markets its products to customers through insurance brokers and intermediaries. SIL launched its insurance company with two brokers submitting business for our review and underwriting. SIL’s underwriters have reviewed over 100 accounts with an average premium of $2 million that have been submitted by over 25 brokers worldwide. SIL continues to see several new submissions per week that fit with its business plan. As discussed elsewhere in this annual report, SIL’s ability to execute its business plan depends on our ability to recapitalize SIL.

Technology Plan

Our vision is to develop a web-based application that will enable approved intermediaries to securely enter insurance and financial data from anywhere in the world in multiple languages and multiple currencies. This system will in turn be able to record and report on all financial transactions as well as transfer funds according to those transactions. We have had a feasibility study completed and selected a software framework, along with an outline of our user interface, have been chosen. We are in the process of implementing this system.

Intellectual Property

We do not have any patents, trademarks or copyrights. In order to protect our trade secrets, we enter into non-disclosure and non-circumvention agreements with our employees and all third parties with which we do business.

Governmental Regulation

The principal operating entity in our group, SIL, holds a license under the Exempt Insurance Act of Barbados.

Under the Exempt Insurance Act, SIL is permitted to:

•	insure risks located outside Barbados in respect of which premiums originate outside Barbados; and

•	perform the functions of an underwriter, broker, agent, dealer or salesman.

Exempt insurance companies are regulated by the Barbados Minister of Finance, who has delegated certain functions to the Supervisor of Insurance.

SIL staffs and maintains its head office in Barbados, from which it directs its insurance operations. It is not permitted to write business in Barbados.

Barbados has reciprocal taxation treaties with several countries, notably the United States, Canada and the United Kingdom. Barbados has sought to maintain its reputation as a reputable international financial jurisdiction by establishing an Anti-Money Laundering Authority in accordance with the provisions of the Money Laundering and Financing of Terrorism Act.

We and SIL are not directly subject to regulation by other jurisdictions. In the event we or SIL decide to do business in a jurisdiction with regulatory requirements, our options are:

•	to work with a licensed insurance company (that is, to have a licensed company underwrite the policy and then 100% re-insure that company in connection with such policy);

•	not to write the business at this point in time; or

•	to obtain the necessary approvals in the applicable jurisdiction.

We believe that we are currently in compliance with the above laws, rules and regulations.

We act in conjunction with licensed, rated onshore insurance companies in order to allow us to conduct business in the United States and Canada.

Competition

We are principally an insurance company and, as such, compete with other insurance companies for available business. Where we differentiate ourselves, and how we see and market ourselves, as a company serving primarily credit requirements at the boundary of insurance and financial products, makes us different from other companies. Our market edge is not likely to be permanent. Others will step up and offer their products and services in our niche. The entrance of other entities into our market space will have both positive and negative impacts on us. A positive perspective is that competition verifies the validity of our approach and may also serve to expand the market by informing the world of the approach and the nature of the products and services being offered. A negative impact could be felt if market size is over-estimated and competition forces pricing to become too tight to generate adequate returns on investment.

Although there are several insurers who provide similar products in the market such as Houston Casualty Company Limited, SwissRe, MunichRe and Brit Insurance Limited, none are custom builders of risk solutions and rely for the most part on predetermined policy language and pricing structures. We seek opportunities to work with the brokers and their clients to build an insurance solution that satisfies the clients’ needs. We do not compete on price and form but rather on service.

Employees

We employed 19 people as of April 30, 2005. None of our employees is represented by a union and we believe our relationship with our employees is good. Personnel allocation in some of our key subsidiaries is described below.

Strategy International currently employs two individuals, our Chief Executive Officer and our Chief Financial Officer. We anticipate that the number of individuals employed by Strategy International will grow to meet the company’s needs as the company grows.

SIL employs six full-time personnel in Barbados.

SUAL is housed in the City of London and currently has two staff members. We expect that SUAL will have up to 20 employees in various executive, management, underwriting and administrative support roles by the end of 2006.

Strategy Insurance (Canada) Ltd. currently employs seven individuals supporting the administrative and sales areas.

Strategy Energy currently employs two individuals who primarily work in research and administration in connection with the development of this company.

Private Placement Transaction

On November 16, 2004, our indirect wholly-owned subsidiary, SREI and we sold to a group consisting of twelve institutional and accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act, an aggregate amount of $50,000,000 of units, each unit consisting of (a) one share of Series A Insured Redeemable Preferred Stock of Strategy Real Estate Investments; (b) one share of Series B Preferred Stock of Strategy Real Estate Investments; and (c) warrants to purchase shares of our common stock, $.001 par value per share. The purchase price was $10,000 per unit. The funds were used to invest, through placements of short-term second mortgages, in five (5) special purpose residential real estate properties in Canada, being developed by Lux Group Inc. SREI has obtained interests in 40 Westmorland, 11 Christie Street Inc., Gananoque Resorts and Elevator Bay and expects to finalize Howe Island in the near future. With respect to Elevator Bay Developments, the purchase is expected to close in the near future, at which point funds will be advanced by SREI in the form of registered mortgages.

The warrants covering 29,992,202 shares of our common stock (subject to adjustment as provided in the warrants) issued by us in the private placement are exercisable at the option of the holder for a period of three years into our common stock. Each warrant permits its holder to exercise the warrant into a number of shares of common stock equal to the quotient obtained by dividing (a) the liquidation preference amount of the shares of Series A Preferred Stock of Strategy Real Estate Investments owned by such holder plus any accrued but unpaid dividends thereon by (b) $1.6671 (subject to adjustment as provided in the warrants). The holders of the warrants are required to surrender the certificates representing the shares Series A Preferred Stock of Strategy Real Estate Investments with the appropriate liquidation preference upon the exercise of the warrants. See also note 11 of the accompanying financial statements.

We are obligated to register for resale the shares of common stock issuable upon exercise of the warrants pursuant to a registration rights agreement dated November 16, 2004 between the registrant and the purchasers named therein. We have filed a related registration statement with the Commission in January 2005. Pursuant to the registration rights agreement, we are subject to liquidated damages, payable in cash to each purchaser, in the amount of 2% of each purchaser’s initial investment amount, for each calendar month or portion thereof from the date that is ninety days following January 3, 2005, the initial filing date of the registration statement, until the registration statement becomes effective. We are in the process of negotiating with the holders of the shares covered by such holders’ registration rights agreements a waiver of penalties due and owing to such investors in connection with our failure to effect a registration of those shares within ninety days, as required by the registration rights agreements. A general understanding with respect to the waiver has been reached and we have paid approximately $500,000 in anticipation of receiving the waiver. We are currently addressing related terms and conditions, including our payment of additional penalties if the registration statement is not effective within an agreed upon time.

Item 2.    Description of Property.

SIL’s corporate office is at Sagicor Corporate Centre, Wildey, St. Michael, Barbados, West Indies. We maintain business and administrative offices at 200 Yorkland Blvd., Suite 710, Toronto, Ontario M2J5C1, Canada. Strategy Insurance (Canada) Limited, one of SIL’s Canadian subsidiaries, subleases this office space of approximately 5,000 square feet from RS Group pursuant to a License to Occupy, which has been filed as an exhibit to this annual report. SUAL, another one of our subsidiaries, maintains an office at Crosby Court, 38 Bishopsgate, London, England, EC2.

Item 3.    Legal Proceedings.

We are involved in certain lawsuits described below. Other than such lawsuits, and other than immaterial claims in the ordinary course, to our knowledge, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

HH Hairspray, LLC (“Hairspray”) sued us, in June 2005, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, Florida, for breach of contract relating to a Loan, Security and Pledge Agreement (the “Loan Agreement”), dated as of March 31, 2005, between Hairspray, LLC and Strategy Resort Financing, Inc. (“Strategy Finance”) one of our subsidiaries. Strategy Finance and SIL, another one of our subsidiaries, are also named in the lawsuit. The complaint alleges that Strategy Finance breached an implied representation that it had the financial capability to fund $6,900,000 to Hairspray, as called for by the Loan Agreement, and that we allowed Strategy Finance to so represent. In the complaint, Hairspray alleges that the full amount was not received and demands judgment for damages, costs and fees and specific performance. The parties are in preliminary settlement discussions.

John Lepire and Ludger Limited, LLC (together, the “Plaintiffs”) initially sued a number of defendants, including, one of the brokers we work with namely Aon Corporation, without naming our company as a defendant, in the Superior Court of California, County of Los Angeles, in July 2004. In March 2005 the Plaintiffs filed an amendment to their original complaint identifying our company as a defendant. That complaint includes causes of action for unfair competition, wrongful termination, conversion, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, intentional misrepresentation, misappropriation of trade secrets and injunctive relief. The Plaintiffs allege that they created an insurance product called “SafeLease” and that the defendants infringed the rights of the Plaintiffs in that product through sales and marketing of products that Plaintiffs consider substantially similar or identical to SafeLease. The complaint seeks injunctive relief and unspecified monetary damages. This case is currently in its discovery phase. A trial date has not yet been set for this case. We intend to vigorously defend the allegations made in this complaint. Our management believes that the Plaintiff's allegations are without merit.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The shares of our common stock have been quoted on the National Association of Securities Dealers Inc. Over the Counter Bulletin Board under the trading symbol “SGYI.OB” since October 29, 2004 and prior thereto, from January 8, 2004, under the trading symbol “CISL”.

The following table sets forth quotations obtained from Bloomberg.com for the period November 1, 2004 to February 16, 2005, and for the period August 1, 2005 to September 14, 2005, as well as from Yahoo! Finance for the period February 17, 2005 to July 31, 2005. Such quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Period	High (1)	Low (1)
Quarter ended April 30, 2004	$0.04	$0.00
Fiscal year ended April 30, 2005
First Quarter (May 2004 - July 2004)	N/A	N/A
Second Quarter (August 2004 - October 2004)	N/A	N/A
Third Quarter (November 2004 - January 2005)	$2.55	$1.07
Fourth Quarter (February 2005 - April 2005)	$2.50	$1.82
Period following April 30, 2005
May 2005	$2.00	$1.55
June 2005	$1.67	$1.30
July 2005	$1.60	$0.65
August 2005	$1.23	$0.55
September 2005 (through September 14)	$.08	$0.45

(1)	“N/A” indicates periods during which, based on the information readily available to us, we were unable to obtain trading price information.

On September 14, 2005, the closing bid price of our common stock was $0.48.

As of September 14, 2005, there were 25 holders of record of our common stock.

Recent Sales of Unregistered Securities

Since February 2004, we have sold securities pursuant to the following transactions, all of which were exempt form the registration requirements of the Securities Act.

On February 4, 2004 Strategy Holding issued non-voting 10% Cumulative Class A Preferred Stock Series 1; having a redemption value of approximately $47,670,084.00 and also issued non-voting 10% Cumulative Class B Preferred Stock having a redemption value of approximately $56,561,526.00, and received mortgage notes receivable totaling approximately $104,231,610 in consideration for these issuances. These securities were issued in an off-shore private placement transaction exempt from registration under the Securities Act.

On June 14, 2004, we issued 26,691,840 shares to Frank Ney and 18,408,160 shares to Kavrav Ltd., each of which were shareholders of Strategy Holding, in connection with the transaction contemplated by the Definitive Stock Exchange Agreement, in exchange for, and in connection with, each shareholder’s entire common share ownership interest in Strategy Holding. These securities were issued in a private placement exempt from registration under Section 4(2) of the Securities Act.

On July 23, 2004, we issued 175,000 shares of our common stock to Hayden Communications, Inc., 124,999 shares of our common stock to Del Mar Consulting Group, Inc. and 100,000 shares of our common stock to Ardent-Advisors LLC. These securities were issued in a private placement exempt from registration under Section 4(2) of the Securities Act. These securities were issued pursuant to consulting agreements with these parties, and in partial consideration of our settlement with such parties of our early termination of such agreements.

On November 16, 2004, our indirect wholly-owned subsidiary, Strategy Real Estate Investments Ltd. (“SREI”), a corporation formed under the laws of the Province of Ontario, Canada, and SIL sold to a group of institutional and accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act, an aggregate amount of $50,000,000 of units, each unit consisting of (a) one share of Series A Insured Redeemable Preferred Stock of Strategy Real Estate Investments Ltd.; (b) one share of Series B Preferred Stock of Strategy Real Estate Investments Ltd.; and (c) warrants to purchase shares of our common stock, $.001 par value per share. The purchase price was $10,000 per unit.

The warrants issued by us in the private placement are exercisable at the option of the holder for a period of three years into shares of our common stock. Each warrant permits its holder to exercise the warrant into a number of shares of common stock equal to the quotient obtained by dividing (a) the liquidation preference amount of the shares of Series A Preferred Stock of Strategy Real Estate Investments owned by such holder plus any accrued but unpaid dividends thereon by (b) $1.6671. The holders of the warrants are required to surrender the certificates representing the shares Series A Preferred Stock of Strategy Real Estate Investments with the appropriate liquidation preference upon the exercise of the warrants.

In connection with the November 2004 private placement described above, SREI received a bridge loan from three investors in that transaction in the following principal amounts: $5,785,000 from Veritas High Yield Arbitrage Fund (Bermuda) Ltd. (“Veritas Fund”), $1,620,000 from Veritas High Yield Arbitrage Fund I LLC (“Veritas Fund I”), and $595,000 from Veritas High Yield Arbitrage Fund II LLC (“Veritas Fund II”, and together with Veritas Fund and Veritas Fund I, the “Veritas Funds”). The aggregate amount of this loan, bearing a rate of 13.2% per annum, was extended to SREI on October 28, 2004 and repaid to the Veritas Funds on November 16, 2004 out of the proceeds of the private placement. In consideration of providing the bridge loan, on October 28, 2004 we issued: 542,000 shares to Veritas Fund, 152,400 shares to Veritas Fund I, and 55,600 shares to Veritas Fund II. These shares of common stock were issued in a private placement exempt from registration under Section 4(2) of the Securities Act. All of these shares of common stock have been subsequently acquired by Sandro Sordi, the General Counsel, Vice President and a director of our subsidiary SREI who also has voting power over shares of our common stock held by our significant shareholder, Mr. Ney. Mr. Sordi paid the aggregate purchase price of $750,000 for such shares. Mr. Sordi waived all registration rights we granted to Veritas Funds in connection with our initial issuance of these shares of common stock.

Dividend Policy

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain our earnings, if any, to provide funds for the expansion of our business. Future dividend policy will be determined periodically by our board of directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plans

We currently do not have any equity compensation plan or any securities authorized for issuance under individual compensation arrangements.

Transfer Agent

The transfer agent and registrar for our common stock is Interwest Transfer Company, Inc., located at 1981 East Murray Holladay Road, P.O. Box 17136, Salt Lake City, Utah 84117. Its telephone number is (801) 272-9294.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report contains forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,”  “expects,”  “may,”  “will,”  “intends,”  “plans,”  “should,”  “could,”  “seeks,”  “pro forma,”  “anticipates,”  “estimates,”  “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1. Description of Business,” as well as throughout this annual report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under “Item 1. Description of Business.”

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

Any of the factors described above or in the “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” section above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

Strategy International is a holding company of wholly-owned subsidiaries in insurance and related financing transactions, including real estate financing and energy areas. Strategy International’s predominant subsidiary is SIL, an integrated, international provider of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingency, liability and other specialty insurance and reinsurance. Strategy International has developed and intends to continue its efforts to develop the practice of introducing credit insurance programs in other areas, including construction and real estate development. SIL is a wholly-owned subsidiary of Strategy Holding, which in turn is a direct wholly-owned subsidiary of Strategy International. SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004, which authorizes SIL to engage in the following classes of insurance business from within Barbados:

•	General insurance business;

•	Credit insurance;

•	Liability insurance;

•	Mortgage indemnity insurance;

•	Rental guarantee insurance; and

•	Reinsurance.

SIL operates through its underwriting office in Barbados and through its two wholly-owned subsidiaries which provide marketing and administrative support, Strategy Insurance (Canada) Limited based in Toronto, Canada, and Strategy Underwriting Agency Limited, based in London, England.

Through our subsidiary Strategy Senior Life Settlements, Ltd., or SSLI, we purchase insurance policies from seniors in the United States so that these seniors may capitalize on their policy ownership earlier and at a higher rate than the policy provides. Certain types of life insurance policies have either a savings or investment component that allows for a build up of the cash value within the policy. This cash value is available to the policy owner prior to maturity of the policy under certain circumstances and in some cases can be used as collateral on loans. Typically, the cash value is very low in relation to the sum insured (face value) of the policy. SSLI purchases the policy from the owner at a premium over the cash value and holds the policy to maturity to capitalize on the face value. Our research indicates that the market for this type of product is growing and will continue to grow for the foreseeable future as the baby-boom generation continues to age.

In addition to its wholly-owned subsidiaries, SIL has a 60% ownership in ForestRe, an underwriting manager based in London, England, which specializes in the underwriting of insurance to protect standing timber. The ForestRe team has been underwriting in this area for several years and includes some of the world’s authorities in forestry risk assessment, financing and insurance.  We expect that the insurance offered by ForestRe will help drive investment into forestry by reducing risk for owners, banks and investors.

Strategy Energy Corporation, a corporation incorporated in the Province of Ontario, Canada, is involved in the financing and evaluation of alternative energy projects. Strategy Energy’s primary technology focus is on wind farms, biomass facilities and large-scale solar energy production with a secondary focus on small-scale hydro plants.

Strategy Investments, LLC , a Florida limited liability company, has been established to provide financing to the travel and leisure industries.

Strategy Resort Financing, Inc. is a Florida corporation and our subsidiary, which has provided financing to three timeshare projects: two in the United States and one in Canada.

SIL received its first premium income in September 2004.

Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The comparative consolidated financial statements of the Company are those of Strategy at April 30, 2004 and for the period January 1, 2004 (inception date) to April 30, 2004 (“2004”) and as at and for the year ended April 30, 2005 (“2005”).

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $14,958,708 for the year ended April 30, 2005, has a working capital deficit of $962,036 as of April 30, 2005 and has generated negative cash flows from operations. The future of the Company is dependent upon its ability to generate sufficient revenues and to obtain debt and/or equity financing to fund its operations and to follow through on its projected business plan. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

(c) Use of Management’s Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Revenue Recognition

Income on premiums will be recognized as written upon inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual premium will be included as written at policy inception. The remaining annual premiums included as written at each successive anniversary date within the multi-year term.

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

(e) Policy Acquisition Costs

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

(f) Claims Reserve

Unpaid losses and loss expenses will consist of a provision for outstanding losses and loss expenses and a provision for losses incurred but not reported (IBNR). As with premiums, current year losses will be as reported. Provisions for outstanding losses and loss expenses are valued on claim adjusters’ evaluations, with additional provisions made where the ceding company’s management considers necessary. The IBNR component of the reported losses is established by ceding company management in consultation with its actuaries based on a combination of company and industry data.

A liability will be established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements.

The process of establishing reserves is a complex and imprecise process, requiring the use of informed estimates and judgments. Estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

Reported losses and loss expenses on direct business will be valued on claim adjusters’ evaluation, with additional provisions made where management considers these necessary. The IBNR provision is primarily established by management in conjunction with the consulting actuaries based on the application of a combination of company and industry data. Any difference between the estimated amounts and the actual settlements will be reflected in the results of the year in which they are determined.

Future developments may result in losses and loss expenses significantly greater or less than the reserve provided.

(g) Restricted Cash

Restricted cash represents funds to be invested in special purpose residential real estate properties (“SPEs”) in Canada, being developed by the Lux Group Inc. (“Lux”).

(h) Concentrations

Cash and restricted cash are maintained with major financial institutions in the United States and Canada. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore and bear minimal risk.

(i) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash , accounts and interest receivable, restricted cash accounts payable and accrued expenses and notes payable approximate their fair values due to their short maturities. Restricted cash is invested at current rates and the carrying amount approximates fair value. The carrying amount of the mortgage notes receivable approximates its fair value due to the interest rates on those instruments being at market rates for similar investments. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the redeemable insured preferred stock and other long-term debt approximate fair value.

(j) Translation of Foreign Currencies

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in income.

(k) Comprehensive Income

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (“SFAS 130”) “Reporting Comprehensive Income.” This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders’ equity. For the periods presented, the Company’s comprehensive gain consisted solely of foreign currency translation adjustments.

(l) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to five years.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the gains or losses are reflected in the results of operations. Routine maintenance and repairs are charged to expense as incurred.

(m) Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

(n) Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	2005	2004
Warrants (weighted average)	13,933,926	—

(o) Advertising Costs

Advertising expenditures of the Company’s programs and services will be expensed in the period the advertising costs are incurred.

(p) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company’s options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through April 30, 2005.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123 “Accounting for Stock Based Compensation” and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

In December 2004, the FASB issued SFAS No. 123 (revised) "Share-Based Payment." This statement eliminates the alternative to account for share-based compensation transactions using APB 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Statement is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

(q) Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(r) Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (“FIN 46”). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

Results of Operations for the Year Ended April 30, 2005 (“2005”) and For The Period January 1, 2004 (Inception Date) to April 30, 2004 (“2004”)

The following is a discussion and analysis of our results:

Revenues

Net Earned Written Premiums

The Company has completed its first full year of operations and didn’t generate any premiums until the quarter ended October 31, 2004. Gross premiums written in 2005 amounted to $6,189,037. Unearned premiums amounted to $1,473,712 so that net earned written premiums totaled $4,715,325. Insurance premiums were earned in the following countries as follows:

Canada	$3,624,327
United States	750,000
United Kingdom	147,303
South Korea	193,695
$4,715,325

Interest and Investment Income

In 2005, interest and investment income included income earned on mortgages, loans as well as short-term investments. In 2004, interest and investment income only included amounts earned on mortgages.

Claims and Expenses

Claims and expenses totaled $16,795,272 in 2005 and $165,296 in 2004 and included the following:

General and Administrative Expenses

In 2005, general and administrative expenses included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services.

Consulting fees and services included services provided for specialized expertise in various areas including sales and marketing, actuarial work, technological development as well as for management expertise to assist in designing and launching our various programs. General and administrative expenses also include $4 million for insurance that guarantees the payment of the dividends and liquidating preference of the Redeemable Insured Preferred Stock Series A relating to the sale of Units by SREI.

In 2004, expenses were primarily consulting and professional fees.

Claims Reserve Expense

As more fully discussed in the liquidity section, no claims have been made on the insurance policies issued. In 2005, the Company has set a reserve of 25% of the gross premiums written amounting to $1,547,258.

Commission - Related Party

In 2005, the Company paid a one-time commission to RS Group of $3,000,000 in connection with the placement of financial guarantee insurance relating to the sale of U.S. $50,000,000 of our Units by SREI.

Other Income (Expense)

Gain (Loss) on Foreign Currency Transactions

In 2005 and 2004, the Company had other transactions that resulted in a gain of $35,835 and a loss of $5,057, respectively.

Interest Expense

In 2005, interest expense amounted to $3,780,916.

Interest on the Redeemable Insured Preferred Stock Series A totaled $2,283,105 for 2005. Such preferred stock was accounted for as a long-term liability under U.S. generally accepted accounting principles as it has a mandatory redemption feature. As such, all dividends paid are treated as interest expense. The balance of the interest incurred was on various other short and long-term notes payable.

Net Income (Loss)

The net loss in 2005 amounted to $14,958,708 and the net income in 2004 was $46,686 for the reasons stated above.

Liquidity and Capital Resources

As of April 30, 2005 we had cash of $2,786,961.

Our operating subsidiary, SIL, is the source of business income relating to insurance operations. At present, it is the only company in our group of companies generating top line cash inflows from business operations. Premiums have been sporadic due to our company being in a start-up mode through our first full fiscal year ended April 30, 2005.

Claims are not likely to impact our liquidity position in the near future. This is due to the nature of the type of policies being written. These policies extend over varying lengths of time and, in most cases, a claim may be made only at the end of the policy period when a loss and related claim can be ascertained.

From an investment perspective, this allows us to define more accurately when funds may be required to pay out claims, thus providing an opportunity to match investment periods with anticipated claim dates.

As discussed elsewhere in this annual report, it is difficult for us to accurately estimate the loss reserves. To date, no claims have been made on business written. In recognition of the need to set aside funds for potential claims, a reserve of $1,547,258, representing 25% of gross written premium, has been created. This is effectively our IBNR.

We are a new company providing insurance, through SIL, to niche markets. Underwriting management ascertains at the inception of each policy what losses might arise on each particular piece of business. Policy pricing (premium) and requisite loss reserves are determined at that point in time. As SIL develops more of an operating history, it will be in a better position to more accurately calculate our loss reserves.

Our operating expenses are currently approximately $300,000 per month. These are anticipated to increase to approximately $450,000 per month by the end of 2005 as business increases and the costs necessary to generate and support increased business also increase, beginning with increased staffing. See also a duscussion about "going concern" qualification issued by our auditors under "Risk Factors" below. Cash is expected to be generated from operations and from investments from external investors in our equity securities. In the event we are not able to receive such investments, we have sufficient resources to operate throughout 2005, but may be hindered with respect to our rate of growth. In addition, in an effort to ensure that we have access to sufficient funds to meet our needs, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

SIL began quoting on possible insurance business immediately following the receipt of permission to operate from the Ministry of Finance (Barbados) on March 26, 2004. The nature of the insurance business is such that individual pieces of business can take many months to negotiate and come to fruition. In view of our need to recapitalize SIL, it will not be quoting insurance until such contemplated recapitalization can be effected. SIL will continue to support its existing business. It is difficult to predict at this early stage in our development what proportion of business quoted will generate revenues because we do not have a sufficient history by which to accurately estimate such numbers.

Commitments

The following table summarized our contractual obligations and commercial commitments as of April 30, 2005:

	Payment Due
Contractual Obligations	Less than 1 Year	2 Years	3 Years	4 Years	5 Years
	(in thousands)
Short-term debt	$7,200	$-	$-	$-	$-
Long-term debt	-	-	73,000	-	-
Operating leases (1)	330	334	89	94	47
Total contractual obligations	$7,530	$334	$73,089	$94	$47

(1)	Consists of payments of office rent under real estate leases.

Off Balance Sheet Arrangements

We have no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the other information in this annual report, you should carefully consider the following risk factors. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and investors in our securities could lose part or all of their investment. For additional risks affecting the operations and future prospects relating to SIL, please see “Description of Business―Risk Minimization Strategy”.

Risks Related To Our Business

Our future performance is difficult to predict because we have a limited operating history.

We are a recent “start-up” that merged, effective June 14, 2004, into CI Sell Cars, Inc., an existing public shell company, and our subsidiaries are in the development stage. We have limited historical, financial and operating information available to help you evaluate our performance or an investment in our common stock. Companies in their initial stage of development present substantial business and financial risks and may suffer significant losses. They must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems and complete other tasks necessary to conduct their intended business activities. We cannot assure you that we will be successful in accomplishing these necessary tasks and there is no assurance that we will enjoy long-term success.

We have not been operating long enough to build a balanced and diversified portfolio or exposures.

We began quoting on possible business after March 25, 2004 and our current portfolio of business is not as balanced or diverse as it might be if we had a longer operating history. This concentration of business in a few transactions could render our results of operations more exposed to the risks of the particular business that we have written than if the portfolios of business was diverse.

Our management identified a material weakness in our internal controls over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of April 30, 2005. If we are unable to correct such material weakness or fail to maintain effective internal controls over financial reporting in the future, we may not be able to provide timely and accurate financial statements, which could cause investors to lose confidence in our reported financial information and result in a decline in the market price of our common stock.

We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management. As of the end of our fiscal year ending April 30, 2005, our management has identified a material weakness in our system of internal controls, namely a lack of adequate accounting staff. Our management has begun implementation of remedial measures to address the weakness, including the recent hiring of our new Chief Financial Officer and two additional accounting and control staff members, to correct such material weakness. However, we cannot be certain that these measures will ensure that our internal controls are adequate in the future or that adequate controls will be effective. This material weakness and our remediation efforts are discussed in detail under “Item 8A. Controls and Procedures.”

As our new Chief Financial Officer reviews our internal controls over financial reporting, he may assist our management in identifying additional deficiencies, which may in turn lead to a restatement of our financial statements reported in prior periods.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Insufficient internal control over financial reporting increases these risks and could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.

Our auditors have issued a “going concern” qualification as part of their opinion in the audit report.

Our auditors have issued a “going concern” qualification as part of their opinion in the audit report. This means that there is substantial doubt about the ability of our company to continue as a “going concern”. As shown in our financial statements included under Item 7 of this annual report, for the year ended April 30, 2005, we have incurred a net loss of $14,958,708, and we had a working capital deficit of $962,036 as of April 30, 2005. Our ability to continue as a going concern is contingent upon our ability to effect the contemplated recapitalization of SIL, our insurance subsidiary, to generate sufficient revenues, and to obtain debt and/or equity financing to fund our operations and to follow through with our projected business plan. Our management has plans to seek additional capital through debt and/or equity financing, however, no assurance can be given as to the timing or our ability to receive such financing. Our failure to achieve any of the mentioned objectives may lead to our inability to continue our existence.

We could face certain litigation risks that could harm our business.

As described in detail under “Item 1. Description of Business. About Our Company and Recent Developments” in this annual report, the mortgage notes receivable that formed substantially all of the capital base of our insurance subsidiary, SIL, was discharged without notice to us, and without authority and consideration in October 2004. Upon becoming aware of this development on or about August 12, 2005, we immediately investigated the facts of this matter and took other appropriate measures. We have retained counsel in connection with this matter, and we intend to pursue all of our legal rights and remedies, including without limitation, litigation to recover the value of the notes receivable and appropriate damages. Separately, we are currently in the process of negotiating with third parties in connection with transactions aimed at recapitalizing SIL as promptly as feasible, although no assurance can be given as to the timing of our success at consummating such transactions. For more information, see “Item 1. Description of Business. About our Company and Recent Developments.”

Even if we are ultimately able to recapitalize SIL, and although we had no knowledge of the above matter between October 2004 and August 2005, we could face related securities class action and shareholder derivative litigation against our company. Separately, we could face claims by the beneficiaries of the insurance policies SIL has written during the above period, since SIL had a minimal capital base during that time even though the Company had no knowledge of this fact until recently. Separately, no assurance can be given that SIL will not have its insurance revoked by the appropriate authorities in Barbados. This type of litigation can result in substantial costs and a diversion of management’s attention and resources. If such litigation is commenced against us, an unfavorable outcome of such lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if such lawsuits are ultimately not decided against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. If such lawsuits are brought against us, the continued costs of defending such lawsuits could be quite significant. While we maintain directors and officers liability insurance that we believe would be applicable to such claims, certain costs may not covered by our insurance policies, and our insurance carriers could refuse to cover some or all of such claims in whole or in part. The continued defense of such lawsuits may also result in continued diversion of our management's time and attention away from business operations, which could harm our business.

Fluctuations in currency exchange rates may negatively affect our operating results or cause us to experience losses.

Our functional currency is the U.S. dollar. We expect that a large portion of our premiums will be written in currencies other than the U.S. dollar. A portion of our loss reserves are also in non-U.S. currencies. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. To date we have not engaged in any currency hedging and are not planning on doing so in the near future.

We will require additional capital in the future, which may not be available to us on favorable terms or at all.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our initial funding is insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital, our business, operating results and financial condition could be adversely affected.

We are a holding company and, therefore, may not be able to receive dividends from our subsidiaries in amounts needed to meet our obligations.

Our principal assets are the shares of capital stock of our subsidiaries. We rely on funds and dividends from our subsidiaries to meet our obligations and pay corporate expenses. The payment of dividends by our non-regulated subsidiaries is not restricted by state insurance regulatory restrictions but the payment of dividends by our insurance subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as these regulatory restrictions. As a result, we may be unable to receive dividends from these insurance subsidiaries at times and in amounts necessary to meet our obligations. The future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond their control is the sole source of funds to meet our obligations. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock.

Our financial condition and results of operations depends on our ability to accurately predict claims liabilities when pricing our products, making acquisitions and establishing our liabilities for future policy benefits and claims.

If actual claims experience is less favorable than our underlying assumptions used in setting the prices for our products and establishing our liabilities, the required change in our claims reserves could have a material adverse effect on our business, financial condition and results of operations. Reserves are only actuarial estimates and it is possible that our claims experience may be worse than anticipated.

With acquired and existing businesses, we may, from time to time, need to increase our loss projections for claims reserves significantly in excess of our original estimates. In addition, we review on a regular basis the loss ratios of our business segments and record a premium deficiency reserve, if necessary. Any increase in claims reserves will result in our net income declining.

In addition, in connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. Deferred acquisition costs are affected by unanticipated termination of policies because, upon such termination, we expense fully the unamortized deferred acquisition costs associated with the terminated policies. In addition, when we determine that a specific block of our business is unprofitable and therefore the deferred acquisition costs are not recoverable, we expense fully the unamortized deferred acquisition costs associated with that business. Therefore, the unanticipated termination of a significant number of policies or the determination that deferred acquisition costs are unrecoverable could have a material adverse effect on our financial condition and results of operations.

Changes in government regulation may affect our profitability and increase our costs to maintain compliance.

Strategy Insurance Limited is subject to the Barbados Exempt Insurance Act. Compliance with currently applicable and future laws and regulations could increase our operating costs. This supervision and regulation is largely for the benefit and protection of policyholders and not shareholders. Supervision and regulation by the applicable Barbados authorities extends, among other things, to:

•	the declaration and payment of dividends;

•	the granting and revocation of licenses to conduct business;

•	the approval of forms;

•	the establishment of reserve requirements; and

•	the form and content of financial statements required by statute.

A failure to comply with legal or regulatory restrictions may subject us to a loss or suspension of a right to engage in certain businesses or business practices, criminal or civil fines, an obligation to make restitution or pay refunds or other sanctions, which could have a material adverse effect on our business, financial condition or results of operations.

We are presently inquiring into whether SIL is in compliance with the margin solvency requirements imposed by the Exempt Insurance Act. This inquiry arose in connection with the improper discharge of the mortgage notes receivable in October 2004, without notice to us, without authority and without consideration. Generally, the Exempt Insurance Act requires a company, within 14 days of becoming aware of a non-compliance or a likely non-compliance with the margin solvency requirements, to report in writing to the Supervisor of Insurance all the available details of the matter, with a copy to the company’s auditors. The Supervisor will then assess the situation and may order the company cease to write any more business until such time as it has been capitalized or may recommend that the company voluntarily wind-up its affairs, petition the court to wind-up the company and/or revoke the company’s license. The Supervisor generally reverts to the latter options only where the Supervisor is convinced that the company cannot rectify the situation. The Supervisor may even place conditions on the company’s license after the company has rectified the position as a supervisory measure to ensure compliance with the legislation. These may include more frequent financial reportings in addition to those prescribed in the legislation. No assurance can be given that the Supervisor will not take measures to revoke SIL's insurance license as a result of the above. On September 12, 2005, the Company determined that it would not be able to resolve the issues surrounding the discharges of the mortgages and intends to notify and meet with the appropriate authorities within the 14 day requirement.

We are likely to be subject to additional government regulation if and to the extent we operate in other jurisdictions, and in particular with respect to the insurance industry.

Additional regulatory initiatives may be undertaken in the future to engage in structural reform of the insurance industry in order to reduce the escalation of insurance costs or to make insurance more accessible. These future regulatory initiatives could have a material adverse effect on our business, financial condition and results of operations.

Recent events may result in political, regulatory and industry initiative which could adversely affect our business.

Changes in the marketplace, including the tightening in supply of certain coverage’s arising out of the September 11th terrorist attacks, may result in increased government intervention in the insurance and reinsurance markets, both in the United States and worldwide. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by the United States federal government and individual state governments. There is uncertainty in the insurance and reinsurance markets about the extent to which future coverage’s will extend to terrorist acts as well as the definition of terrorist acts. The effect of potential additional governmental intervention in the markets we serve, including the extent to which coverage for terrorist acts is offered in the future, is uncertain. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

•	providing insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in industry pools and guaranty associations;

•	regulating the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country over those of another.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsures which could adversely affect our business.

Consolidation in the insurance and reinsurance industry could lead to lower margins for us and reduced demand for our products and services.

The insurance industry is undergoing a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through merger and acquisition activities. These larger entities may seek to use the benefits of consolidation to, among other things, implement rate reductions for their reinsurance. These rate reductions could make it more difficult for us to underwrite risks at profitable levels.

As the insurance industry consolidates, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will grow. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins. In addition, insurance companies that merge may be able to enhance their negotiating position when buying reinsurance and may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

We are a new company and may encounter difficulties establishing the information technology systems necessary to run our business.

The performance of our information technology systems is critical to our business and reputation and our ability to process transactions and provide high quality customer service. Such technology is and will continue to be a very important part of our underwriting process. We cannot be certain that we will be able to develop proprietary technology, or that our proprietary technology, once established, will operate as intended. Any defect or error in our information technology systems could result in a loss or delay of revenues, higher than expected loss levels, diversion of management resources, harm to our reputation or an increase in costs.

We may be adversely affected by interest rate changes.

Our operating results depend, in part, on the performance of our investment portfolio. Our investment portfolio will contain interest sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.

We will compete with many companies in the insurance industry for underwriting revenues.

We will compete with many other companies in our selected lines of business. We will compete with major U.S. and non-U.S. insurers and reinsures, including Bermuda-based insurers, that offer the lines of insurance and reinsurance that we will offer and that target the same market as we do and utilize similar business strategies. We will face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies. Other newly formed and existing insurance companies may also be preparing to enter the same market segments in which we expect to compete or in which we expect to raise additional capital. Since we have very limited operating history, many of our competitors will have greater name and brand recognition than we will have. Many of them also have more (in some cases substantially more) capital and greater marketing and management resources than we expect to have and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer.

Our competitive position will be based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We may not be able to compete successfully in many of these areas. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected. In addition, proposed or potential legislative or industry developments could further increase competition in our industry. New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and adversely affect our underwriting results.

Although there are several insurers who will provide similar products in the market such as Houston Casualty Company Limited, SwissRe, MunichRe and Brit Insurance Limited. None are custom builders of risk solutions and rely for the most part on predetermined policy language and pricing structures. Through SIL, we seek opportunities to work with the broker and client to build an insurance solution that satisfies the client’s needs. We do not compete on price and form but rather on service.

Our business will be dependent upon insurance and reinsurance brokers, and the failure to develop or maintain important broker relationships could materially adversely affect our ability to market our products and services.

SIL currently markets, and expects to continue to market, its insurance and reinsurance products primarily through brokers. SIL expects that it will derive a significant portion of our business from a limited number of brokers. Many of SIL’s competitors have had longer term relationships with the brokers that SIL intends to use than it currently has. The failure to continue to develop or maintain relationships with brokers from whom SIL expects to receive business could have material adverse effects on its business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, in the future SIL may frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, will pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that SIL writes and will write in the future, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to SIL for those amounts, whether or not SIL actually receive the premiums from the brokers. Consequently, with respect to writing insurance and reinsurance business, SIL assumes a degree of credit risk associated with brokers around the world.

We and our subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our results of operations and the investment of our shareholders in our company.

Certain of our subsidiaries are organized under the laws of Barbados, West Indies, and we believe they operate in a manner such that we are not subject to U.S. or Canadian taxation on our income (other than excise taxes on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding taxes on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States and Canada, there can be non assurances that the U.S. Internal Revenue Service or the Canadian Ministry of Finance will not contend successfully that we are engaged in a trade or business in the United States or Canada. If we were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income tax (and possibly state income and/or other taxes) on the portion of our earnings effectively connected to such U.S. business. If we were considered to be engaged in a business in Canada, we could be subject to Canadian corporate income tax (and possibly state income and/or other taxes) on the portion of our earnings effectively connected to such Canadian business.

Our success depends on our ability to develop new products and services that respond to changes in the insurance industry.

Our success depends, in part, on our ability to develop and provide new products and services that meet consumers’ changing insurance needs and changes in government requirements. Our future success will depend, in part, on our ability to recapitalize SIL’s capital base, which has been adversely affected by the discharge of the mortgage notes receivable without notice to us, without authority and without consideration in October 2004, of which we became aware in August 2005 as disclosed elsewhere in this annual report, as well as on our ability to effectively enhance our current and to develop new products in the constantly changing insurance environment on a timely and cost-effective basis. In addition, our products may require approval by the various states in which those products are offered. We could be adversely affected if we are unable to obtain approval for the products that we plan to offer.

Failure by our reinsures to timely and fully meet their obligations under our reinsurance agreements could have an adverse effect on our profitability and financial condition.

SIL will be able to write insurance risks beyond the level that its capital and surplus would support by transferring substantial portions of these risks to other, larger insurers through reinsurance contracts. We plan to reinsure portions of the insurance policies SIL writes and portions of policies SIL reinsures from other companies. Reinsurance does not discharge SIL from its primary liability to the insured. Our growth may be dependent on our ability to obtain reinsurance in the future. We may be unable to obtain reinsurance in the future, if necessary, at competitive rates or at all.

Failure by reinsurers to continue to pay in full and in a timely manner the claims made against them in accordance with the terms of our reinsurance agreements could expose our insurance subsidiaries to liabilities in excess of their reserves and surplus and could subject each of them to insolvency proceedings.

Our insurance subsidiaries are subject to risk-based or statutory capital requirements. Our failure to meet these standards could subject us to regulatory actions.

Our insurance subsidiaries are subject to risk-based capital standards imposed by their states of domicile. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the various departments of insurance. Failure to meet minimum risk-based capital requirements or statutory capital requirements could subject our insurance subsidiaries to further examination or corrective action, including state supervision or liquidation, which could have a material adverse effect on our business, financial condition and results of operations.

Insurance companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments against us and negatively impact our financial condition.

We may become a party to a variety of legal actions that affect our business. A number of civil jury verdicts have been returned against insurers in the jurisdictions in which we do business involving the insurers’ sales practices, alleged agent misconduct, discrimination and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class actions and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. We, in the ordinary course of business, will be involved in such litigation or alternatively, in arbitration. We cannot predict the outcome of any such litigation or arbitration.

We are not yet rated by A.M. Best. Our inability to obtain a rating for our operating insurance subsidiaries, a poor rating or a future downgrade in our rating could affect our competitive position with customers.

Competition in the types of insurance business that SIL intends to underwrite is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best Company, Inc. (“A.M. Best”) is considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. A.M. Best’s ratings are based on a quantitative evaluation of a company’s performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, reinsurance program, investments, reserves and management. In addition, its rating of SIL will take into consideration the fact that SIL recently commenced operations. Insurance ratings are used by customers, insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. In addition, the rating of a company seeking reinsurance, also known as a ceding company, may be adversely affected by the lack of a rating of its reinsure. Therefore, the lack of a rating or a poor rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a strong insurance rating.

Our management has made initial contact with A.M. Best, which has advised that it is prepared to review an application by SIL in connection with obtaining a rating. The rating assignment is contingent upon the funding our operating subsidiaries to levels indicated by our management. A final rating assignment will be made once all necessary conditions and expectations set by A.M. Best are met to its satisfaction. If SIL fails to obtain a strong rating, its ability to market its products and to compete in the insurance and reinsurance industry would be adversely affected. If SIL does obtain a strong rating, we cannot give any assurances that it will be able to maintain this rating. A significant ratings downgrade could result in a substantial loss of business as policyholders might purchase insurance from companies with higher claims-paying and financial strength ratings instead of from SIL.

Our ability to fully implement our business strategy will be substantially dependent on obtaining key senior management personnel and on the continued services and performance of these personnel.

We are in process of adding key personnel. Our performance depends on our ability to obtain, retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees, including without limitation, Mr. Stonhill, our Chief Executive Officer, and Mr. Lettieri, our Chief Financial Officer, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain “key person” life insurance policies on any key personnel. We have an employment agreement with Mr. Stonhill, which has been filed as an exhibit to this annual report. We are currently in the process of finalizing an employment agreement with our Chief Financial Officer. We presently have an employment agreement with the Managing Director of our UK operations. SIL, or insurance subsidiary, has entered into employment agreements with Messrs. Forrest and Gibbs, whom we consider to be significant employees for our company. These employment agreements have also been filed as exhibits to this annual report.

Our future success will also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these employees is intense and we may not be able to successfully attract, integrate or retain sufficiently qualified personnel. Our future success also depends on our ability to attract, retain and motivate our brokers. Our failure to attract and retain the necessary personnel and brokers could have a material adverse effect on our business, financial condition and results of operations.

The concentration of ownership between two of our existing principal shareholders may prevent other stockholders from influencing significant corporate decisions, result in the entrenchment of our management, and depress our stock price.

Two of our shareholders, Frank Ney and Kavrav Ltd., two of the founders of Strategy who received our common stock in the share exchange between CI and Strategy in June 2004, own approximately 71.3% of our outstanding common stock. For more information about these shareholders and their relationship to our company, please see “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

These shareholders, acting together, will be able to determine the composition of our board of directors, which may lead to the entrenchment of our management, and could significantly influence and possible control the outcome of all corporate actions requiring approval by our shareholders. This concentration of ownership could have the effect of delaying or preventing a change in our control (or otherwise discouraging a potential acquirer from attempting to acquire control of us), a business combination involving our company, the incurrence of indebtedness, the issuance of equity securities and the payment of dividends on our common stock. This could in turn have a material and adverse effect on the price that certain investors might be willing to pay for shares of our common stock.

We may have difficulty managing our expanding operations.

Our ability to manage any future growth depends on our ability to continue to implement and improve our operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force and, when appropriate, to cost-effectively outsource certain administrative and claims functions. Our ability to compete effectively will depend, in part, upon our ability to overcome these growth-related risks and to revise, improve and effectively use our operational, management, marketing and technical systems. Any failure by us to effectively manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

We could be forced to sell investments to meet our liquidity requirements.

We make both long-term and short-term investments to achieve the best investment returns consistent with the preservation of capital and the maintenance of liquidity adequate to meet payment of policy claims. We believe that we maintain adequate amounts of cash and short-term investments to fund expected claims, and do not expect to have to sell invested capital prematurely for such purposes. We may, however, decide to sell securities as a result of changes in interest rates, credit quality, the rate of repayment or other similar factors. A significant increase in market interest rates could result in a situation in which we are required to sell securities at depressed prices to fund payments to our insured.

Our investment portfolio involves risks that are common with fixed maturity securities.

Our investment portfolio primarily consists of fixed maturity securities, such as investment grade publicly-traded debt securities and mortgage and asset backed securities, including collateralized mortgage obligations, which are known as Comes. There are risks inherent in connection with the ownership of bonds, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. Additional risks are also inherent with Comes, including the risks associated with reinvestment of proceeds due to prepayments of these obligations.

Determining the appropriate level of loss reserves is inherently uncertain, and if we find it necessary to increase our loss reserves, our income will decrease in the period in which the adjustment occurs.

We maintain accounting reserves to cover amounts we estimate we will need to pay policyholders for insured losses and for the expenses we expect to incur to settle policyholder claims. Determining the appropriate level of these reserves is an inherently uncertain process and we cannot assure you that our actual losses will not exceed our reserves. If our reserves are too low and we have to increase them, the adjustment will reduce income during the period in which the adjustment is made and may cause the market price of our shares of common stock to fall.

If we are unable to obtain adequate reinsurance coverage at reasonable rates in the future, it will be difficult for us to manage our underwriting risks and operate our business profitably.

Reinsurance is the practice of transferring part of the liability and the premium under an insurance policy to another insurance company. Like other insurance companies, we use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. We consider reinsurance to be important to our success. The availability and cost of reinsurance are subject to prevailing market conditions and may vary significantly over time. Reinsurance may not be available to us in the future at commercially reasonable rates. If it is not available at reasonable rates, it will be difficult for us to manage our underwriting risks and operate our business profitably.

Risks Related To The Ownership of Our Securities

We may experience volatility in our stock price which could negatively affect your investment and you may not be able to resell your shares at or above the purchase price for such shares.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of common stock.

During the period of August 1, 2004 through July 31, 2005, the high and low bid prices for shares of our common stock as reported on the Over the Counter Bulletin Board were $2.55 and $0.65, respectively.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Our common stock has had low trading volume and its price may continue to be subject to significant fluctuations.

The market price of our common stock could be subject to significant fluctuations due to a limited trading volume, variations in our quarterly financial results and other factors, such as changes in earnings estimates by analysts or our ability to meet these estimates, conditions in the overall economy and the financial markets and other developments affecting us and our competitors.

Because our securities trade on the over the counter bulletin board, your ability to sell your shares in the secondary market may be limited.

Our common stock is traded on the Over the Counter Bulletin Board under the symbol SGYI.OB. The average daily trading volume from April 30, 2004 through April 30, 2005 was relatively low. Over that same period, the daily closing price per share has been as low as $.02 and as high as $2.55. Since these quotations reflect dealer-to-dealer prices, without retail mark-ups, mark-downs or commissions they may not represent actual transactions. Accordingly, the common stock is thinly traded in comparison to companies with greater market capitalization. We have experienced more volatility than most higher priced stocks. As a result, large sell trades, negative news and general economic pressures on the stock market can have an impact on the price of the common stock that is more pronounced than securities of other issuers with larger listed stock volume or higher prices per share. If our shareholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. Further, our common stock has a limited float. When a large percentage of the outstanding stock of a company is held by management and insiders, the float is limited and the stock is much less liquid.

Moreover, because our securities currently trade on the Over the Counter Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

Because our shares are deemed “penny stocks,” you may have difficulty selling our shares in the secondary trading market.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

We have additional securities available for issuance, including preferred stock, which, if issued, could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without shareholder approval. However, in order to issue shares of our common stock underlying the outstanding warrants, and to engage in other financing and similar transactions, our authorized number of shares of common stock must be increased, which requires shareholder action. If shareholders of our company do not approve such increase in our authorized number of shares of common stock, we will not be able to complete the contemplated financing or similar transactions, including the proposed transaction with Investor Group described under "Item 1. Description of Business. About Our Company and Recent Developments". The failure to obtain such shareholder approval could also adversely affect our ability to recapitalize SIL.

Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, shareholders, will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found herefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our company held by the public shareholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our company through acquisition of shares of common stock.

Item 7.    Financial Statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Strategy International Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Strategy International Insurance Group, Inc. (formerly CI Sell Cars, Inc.), (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and comprehensive income (loss) and cash flows for the year ended April 30, 2005 and for the period from inception (January 1, 2004) through April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the year ended April 30, 2005 and for the period from inception January 1, 2004 through April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating loss, working capital deficit and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
Saddle Brook, NJ
August 15, 2005, except Note 13, which is September 15, 2005

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
FORMERLY CI SELL CARS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2005	2004
ASSETS
Current Assets:
Cash	$2,786,961	$183,770
Accounts receivable	553,753	-
Mortgage notes receivable	6,230,807	-
Loan receivable	900,000	-
Interest receivable (includes $542,667 and $-0- from related parties)	784,357	211,982
Prepaid expenses	129,874	-
Total Current Assets	11,385,752	395,752

Cash - restricted	32,046,385	-
Mortgage notes receivable	23,000,000	-
Mortgage notes receivable - related parties	8,000,000	-
Property and equipment - net	84,920	-
Other assets	253,571	-
Due from related parties	256,049	50,000

Total Assets	$75,026,677	$445,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Long term debt - current portion	$7,000,000	$-
Accounts payable and accrued liabilities (includes $6,302 and $0 from related parties)	1,745,385	49,066
Notes payable - related party	275,000	-
Due to affiliate	206,433	-
Premium advance	100,000	-
Unearned premiums	1,473,712	-
Claims reserves	1,547,258	-

Total Current Liabilities	12,347,788	49,066

Long-term liabilities
Redeemable Insured Preferred Stock Series A - net of issuance costs
of $2,216,279 (Liquidation preference $50,000,000)	40,434,068
Long-term debt - net of current portion	23,000,000	-

Total Long-term Liabilities	63,434,068	-

Total Liabilities	75,781,856	49,066

Commitments and Contingencies

Stockholders' Equity (Deficiency):
10% Cumulative Class A Preferred stock ($.001 stated value, unlimited shares authorized, 47,670 issued and outstanding)	48	48
10% Cumulative Class B Preferred stock ($.001 stated value, unlimited shares authorized, 56,562 issued and outstanding)	57	57
Series B Preferred stock (no par value, unlimited shares authorized 5,000 shares issued and outstanding)	1,000,000	-
Common stock ($.001 par value, 100,000,000 shares authorized 63,197,503 and 45,100,000 shares issued and outstanding as of April 30, 2005 and April 30, 2004 respectively)	63,197	45,100
Additional paid-in capital	117,595,346	104,536,405
Less: Notes receivable - subscriptions	(104,231,610)	(104,231,610)
Deferred compensation	(266,022)	-
Currency translation adjustment	(4,173)	-
Retained earnings (Accumulated deficit)	(14,912,022)	46,686

Total Stockholders' Equity (Deficiency)	(755,179)	396,686

Total Liabilities and Stockholders' Equity (Deficiency)	$75,026,677	$445,752
____________________

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
FORMERLY CI SELL CARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED APRIL 30, 2005 AND
JANUARY 1, 2004 (INCEPTION DATE) TO APRIL 30, 2004

	April 30,
	2005	2004

Revenue:
Gross written premium	$6,189,037	$-
Less: unearned premium	1,473,712	-
Net earned written premium	4,715,325	-
Interest income (includes $542,667 and $0 from related parties)	600,774	217,039
Investment income	265,546	-

Total revenue	5,581,645	217,039

Claims and Expenses:
General and administrative expenses (includes $2,804,930 and $0 of non-cash consulting and finance services)	11,581,202	165,296
Claims reserve expense	1,547,258	-
Commission - related party	3,000,000	-
Brokerage and acquisition costs	254,685	-
Amortization of finance costs	399,658	-
Depreciation	12,469	-

Total claims and expenses	16,795,272	165,296

Income (loss) from operations	(11,213,627)	51,743

Other Income (Expense):
Gain (loss) on foreign currency transactions	35,835	(5,057)
Interest expense (includes $6,302 and $0 from related parties)	(3,780,916)	-

Net income (loss)	(14,958,708)	46,686

Deemed dividend on Redeemable Insured Preferred Stock Series A	1,325,347	-
Dividends on 10% Cumulative Class A and Class B preferred stock	3,000,000	-

Net income (loss) attributable to common shareholders	$(19,284,055)	$46,686

Net income (loss) per common share:
Basic and diluted	$(0.32)	$0.00

Basic and diluted weighted average common shares outstanding	60,678,973	45,100,000

____________________
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
FORMERLY CI SELL CARS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
JANUARY 1, 2004 (INCEPTION DATE) TO APRIL 30, 2005

	Cumulative Class A Preferred Stock		Cumulative Class B Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Deferred	Currency Translation	Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Compensation	Adjustment	(Deficiency)	(Loss)
Balance at January 1, 2004 - inception date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$
Issuance of common stock	-						45,100,000	45,100	304,900			-	-	350,000
Issuance of preferred stock	47,670	48	56,562	57					104,231,505	(104,231,610)
Net income											$46,686			46,686	46,686

Balance - April 30, 2004	47,670	48	56,562	57	-	-	45,100,000	45,100	104,536,405	(104,231,610)	46,686	-	-	396,686
Effects of reverse acquisition							16,370,000	16,370	(51,140)					(34,770)
Common stock issued for consulting services							177,504	177	317,755					317,932
Common stock issued for financing costs							1,549,999	1,550	2,485,448					2,486,998
Sale of Series B Preferred stock					5,000	1,000,000								1,000,000
Sale of common stock warrants									7,675,000					7,675,000
Issuance costs in connection with financing agreements									(549,142)					(549,142)
Common stock warrants issued for consulting services									375,560			(375,560)		-
Amortization of deferred stock based compensation												109,538		109,538
Preferred stock dividends paid									(3,000,000)					(3,000,000)
Deemed dividend - Redeemable Insured
Preferred Stock Series A									(1,325,347)					(1,325,347)
Issuance of warrants in exchange of related party debt									7,130,807					7,130,807
Currency translation adjustment													(4,173)	(4,173)	(4,173)
Net loss											(14,958,708)			(14,958,708)	(14,958,708)
Balance - April 30, 2005	47,670	$48	56,562	$57	5,000	$1,000,000	63,197,503	$63,197	$117,595,346	$(104,231,610)	$(14,912,022)	$(266,022)	$(4,173)	$(755,179)	$(14,962,881)

____________________

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
FORMERLY CI SELL CARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED APRIL 30, 2005 AND
JANUARY 1, 2004 (INCEPTION DATE) TO APRIL 30, 2004

	April 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(14,958,708)	$46,686
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of finance costs of Redeemable Insured
Preferred Stock Series A	399,658	-
Amortization of deferred stock based compensation	109,538	-
Common stock issued for consulting and financing services	2,804,930	-
Depreciation	12,469	-
(Increase) decrease in:
Accounts receivable	(553,753)	-
Interest receivable	(572,375)	(211,982)
Prepaid expenses	(129,874)	-
Other assets	(253,571)	-
Due from related parties	(206,049)	(50,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,696,319	49,066
Due to affiliate	206,433	-
Premium advances	100,000	-
Unearned premiums	1,473,712	-
Claims reserves	1,547,258	-
Net cash used in operating activities	(8,324,013)	(166,230)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(97,388)	-
Restricted cash - net activity	(32,046,385)	-
Loan receivable	(900,000)	-
Mortgages note receivable	(29,230,807)	-
Mortgage notes receivable - related parties	(8,000,000)	-
Cash received on reverse acquisition	15,230	-
Net cash used in investing activities	(70,259,350)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Series B preferred stock	1,000,000	-
Sale of common stock warrants - net of issuance costs	7,125,858	-
Issuance of redeemable Insured Preferred Stock Series A -	-	-
net of issuance costs	38,709,062	-
Proceeds from issuance of common stock	-	350,000
Proceeds of loans from related party	7,130,807	-
Proceeds from long-term debt	30,000,000	-
Acquisition of treasury stock	(50,000)	-
Payments of preferred stock dividends	(3,000,000)	-
Proceeds from bridge loan	8,000,000	-
Repayment of bridge loan	(8,000,000)	-
Proceeds from notes payable - related party	275,000	-
Net cash provided by financing activities	81,190,727	350,000
Effect of foreign currency translation	(4,173)	-
Net Increase in cash	2,603,191	183,770
Cash - beginning of period	183,770	-
Cash - end of period	$2,786,961	$183,770
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,150,105	$-
Income taxes	$-	$-
Supplemental Disclosures of non cash financing activities:
Issuance of warrants to satisfy related party debt	$7,130,807	$-

Cost of warrants issued as compensation in connection with consulting agreement	$375,560	$-
Deemed dividend on Redeemable Insured Preferred Stock Series A	$1,325,347	$-

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Strategy International Insurance Group, Inc. (the “Company”) is a holding company for an integrated group of insurance and finance-related businesses. The Company is organized as a multi-line insurer with a focus on credit and liability insurance in the fixed income and real estate industries predominately in North America. It also offers insurance related risk management solutions to users and providers of capital.

The Company is an integrated, international group of providers of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingent insurance products, liability and other specialty insurance and reinsurance products related directly to the travel and leisure industries. The Company received an Exempt Insurance License from the Supervisor of Insurance, Barbados, West Indies, on March 25, 2004, which authorizes the Company to engage in the following classes of insurance business globally from within Barbados: General insurance business; credit insurance; liability insurance; mortgage indemnity insurance; rental guarantee insurance; and reinsurance.

We have implemented a strategy to design, structure and sell a broad series of structured risk, specialty insurance and reinsurance platforms. The Company conducts its insurance and reinsurance operations principally through its subsidiaries incorporated throughout the world. We have established offices in Wildey, Barbados, West Indies; London, England; and Toronto, Canada. We will consider opening other offices as our business expands into different geographic areas.

On June 14, 2004, CI Sell Cars, Inc. (“we” or the “Company”) completed the transactions under an Agreement and Plan of Reorganization (the "Definitive Stock Exchange Agreement") with Strategy Holding Company Limited ("Strategy"), Frank Ney and Kavrav Ltd. (collectively the "Sellers"). Pursuant to the Definitive Stock Exchange Agreement, Strategy became a wholly owned subsidiary of the Company. The Company subsequently changed its name to Strategy International Insurance Group, Inc. The Definitive Stock Exchange Agreement provided for the acquisition of Strategy by the Company; the purchase and retirement of 25,827,000 shares of the Company’s common stock; the forward split of the remaining 1,105,000 shares of the Company’s common stock into 15,470,000 shares; and the issuance of 46,000,000 shares of the Company’s common stock to the Sellers.

As a result of the stock exchange transaction, the Sellers owned approximately 74% of the outstanding shares of the Company. Notwithstanding that the Company was the legal acquirer of Strategy, the stock exchange transaction was accounted for as a reverse acquisition with Strategy deemed the acquirer for accounting and financial reporting purposes. However, since the sellers owned approximately 74% of our outstanding shares after the transaction, no step up in basis or goodwill was recorded. This accounting treatment is in accordance with the Securities and Exchange Commission Staff Members position that the acquisition by a public shell of the assets or business of a private company should be accounted for as a reverse acquisition at historical cost.

On June 24, 2005, the Company entered into a Shareholders Agreement with Agro Forest Risk Management Services Ltd., (“ForestRe”), a private consulting firm registered in England and Wales, and certain shareholders (the “B Shareholders”), pursuant to which the Company and the B Shareholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. The Company provides the underwriting capacity to support the insurance program and the Class B shareholders provide the expertise in the class of business to make it a successful venture. As part of this transaction, the Company acquired a 60% ownership interest in ForestRe in return for the Company’s commitment to extend a working capital loan facility (see Note 9) and underwriting support.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The comparative consolidated financial statements of the Company are those of Strategy at April 30, 2004 and for the period January 1, 2004 (inception date) to April 30, 2004 (“2004”) and as at and for the year ended April 30, 2005 (“2005”).

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $14,958,708 for the year ended April 30, 2005, has a working capital deficit of $962,036 as of April 30, 2005 and has generated negative cash flows from operations. The future of the Company is dependent upon its ability to generate sufficient revenues and to obtain debt and/or equity financing to fund its operations and to follow through on its projected business plan. Management has plans to seek additional capital through debt and/or equity financing (see Note 13). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

(c) Use of Management’s Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Revenue Recognition

Income on premiums will be recognized as written upon inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual premium will be included as written at policy inception. The remaining annual premiums included as written at each successive anniversary date within the multi-year term.

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

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Accounting Policies (continued)

(e) Policy Acquisition Costs

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

(f) Claims Reserve

Unpaid losses and loss expenses will consist of a provision for outstanding losses and loss expenses and a provision for losses incurred but not reported (IBNR). As with premiums, current year losses will be as reported. Provisions for outstanding losses and loss expenses are valued on claim adjusters’ evaluations, with additional provisions made where the ceding company’s management considers necessary. The IBNR component of the reported losses is established by ceding company management in consultation with its actuaries based on a combination of company and industry data.

A liability will be established for the estimated unpaid losses and loss expenses of the Company under the terms of, and with respect to, its policies and agreements.

The process of establishing reserves is a complex and imprecise process, requiring the use of informed estimates and judgments. Estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

Reported losses and loss expenses on direct business will be valued on claim adjusters’ evaluation, with additional provisions made where management considers these necessary. The IBNR provision is primarily established by management in conjunction with the consulting actuaries based on the application of a combination of company and industry data. Any difference between the estimated amounts and the actual settlements will be reflected in the results of the year in which they are determined.

Future developments may result in losses and loss expenses significantly greater or less than the reserve provided.

(g) Restricted Cash

Restricted cash represents funds to be invested in special purpose residential real estate properties (“SPEs”) in Canada, being developed by the Lux Group Inc. (“Lux”) (see Note 5).

(h) Concentrations

Cash and restricted cash are maintained with major financial institutions in the United States and Canada. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore and bear minimal risk.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Accounting Policies (continued)

(i) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash , accounts and interest receivable, restricted cash accounts payable and accrued expenses and notes payable approximate their fair values due to their short maturities. Restricted cash is invested at current rates and the carrying amount approximates fair value. The carrying amount of the mortgage notes receivable approximates its fair value due to the interest rates on those instruments being at market rates for similar investments. Based on borrowing rates currently available to the Company for similar terms, the carrying value of the redeemable insured preferred stock and other long-term debt approximate fair value.

(j) Translation of Foreign Currencies

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in income.

(k) Comprehensive Income

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (“SFAS 130”) “Reporting Comprehensive Income.” This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders’ equity. For the periods presented, the Company’s comprehensive gain consisted solely of foreign currency translation adjustments.

(l) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to five years.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the gains or losses are reflected in the results of operations. Routine maintenance and repairs are charged to expense as incurred.

(m) Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

(n) Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	2005	2004
Warrants (weighted average)	13,933,926	—

(o) Advertising Costs

Advertising expenditures of the Company’s programs and services will be expensed in the period the advertising costs are incurred.

(p) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company’s options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through April 30, 2005.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123 “Accounting for Stock Based Compensation” and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

In December 2004, the FASB issued SFAS No. 123 (revised) "Share-Based Payment." This statement eliminates the alternative to account for share-based compensation transactions using APB 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Statement is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

(q) Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Accounting Policies (continued)

(r) Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (“FIN 46”). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

2. ACCOUNTS RECEIVABLE

At April 30, 2005, one customer accounted for 100% of the Company’s accounts receivable. The Company did not provide an allowance for doubtful accounts as the receivable was collected in June and July 2005.

3. SALES AND MAJOR CUSTOMERS

Net earned written premiums were earned in the following countries in 2005:

Canada	$3,624,327
United States	750,000
United Kingdom	147,303
South Korea	193,695
$4,715,325

In 2005, the Company earned 92% of the its net earned written premiums from two customers, of which one customer accounted for 76%.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

4. MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable at April 30, consisted of:

	2005	2004
Mortgage notes bearing interest at 5% above prime (minimum rate of 8%). Interest is payable quarterly and principal is payable on April 5, 2008. The notes are secured by the respective properties. (A)	$23,000,000	$-
10% secured promissory note, interest and principal original payable on April 6, 2005. The maturity date has been extended. (B)	5,000,000	-
10% secured promissory note, interest and principal originally payable on or before May 1, 2005. The maturity date has been extended. (C)	1,230,807	-
	29,230,807	-
Less: Current maturities	6,230,807	-
Long-term portion	$23,000,000	$-

(A) There is a required payment of $1.32 per timeshare point (as defined) for each sale that is closed.

(B) The note is secured by an interest in the Maker’s right, title and interest in, to and under a Purchase and Sale Agreement between the Maker and another entity of eighty (80) condominium units in Honolulu, Hawaii. The maturity date has been extended based upon a contemplated refinancing of the receivable.

(C) The note is secured by a subordinated interest of the interest the general partner of the Maker has in the Maker and the interest the limited partner of the Maker has in the Maker. The maturity date has been extended based upon a contemplated refinancing of the receivable.

Mortgage interest receivable on the other notes amounted to $137,842 and $-0- at April 30, 2005 and 2004, respectively. Interest income earned amounted to $137,842 and $-0- in 2005 and 2004, respectively.

Maturities at April 30, 2005 are payable as follows:

Fiscal Year

2006	$6,230,807
2007	-
2008	23,000,000
$29,230,807

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

5. MORTGAGE NOTES RECEIVABLE - RELATED PARTIES

Mortgage notes receivable - related parties represent mortgages issued in November 2004 to two entities that are controlled by a related party. The mortgages total $8,000,000, bear interest at a rate of 13.2% per annum and are secured by the respective properties. Interest is payable monthly and the principal is due on demand. The notes have been classified as long-term as it is management’s intent not to demand payment in the next twelve months.

At April 30, 2005, mortgage notes receivable amounted to $8,000,000. Mortgage interest receivable amounted to $542,667 at April 30, 2005. Interest income earned amounted to $542,667 in 2005.

At April 30, 2005, the entities were in default of the mortgages as they were not making interest payments as required. The Company agreed to defer such receipts at this time.

6. LOAN RECEIVABLE

Loan receivable consists of a $900,000 advance to SVC-Waikiki, LLC. This note will be repaid out of the proceeds of an $8.275 million subordinated second mortgage to be funded by a subsidiary of the Company. Such second mortgage has yet to be executed.

7. PROPERTY AND EQUIPMENT

Property and equipment at April 30, consisted of:

	2005	2004

Furniture, fixtures and computer equipment	$97,440	$-

Less: Accumulated depreciation	12,520	-
	$84,920	$-

Depreciation amounted to $12,469 and $-0- in 2005 and 2004, respectively.

8. NOTES PAYABLE

Notes payable at April 30, consisted of:

	2005	2004
Mortgage notes bearing interest at 3% above prime (minimum rate of 8%). Interest is payable quarterly and principal is payable on April 5, 2008. The notes are secured by the respective properties.	$23,000,000	$-
12% promissory notes, interest and principal originally due on June 23, 2005. The notes were extended to December 23, 2005 upon the payment of principal in the amount of $1,000,000. (A)	7,000,000	-
13.2% bridge loan in the amount of $8,000,000, paid in 2005. In addition, 750,000 shares of common stock, valued at $975,000, were issued as additional interest (see Note 11).	-	-
	30,000,000	-
Less: Current maturities	7,000,000	-
Long-term portion	$23,000,000	$-

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

8. NOTES PAYABLE (CONTINUED)

(A) The Company is in default of approximately $5.78 million as such proceeds were used for purposes other than those permitted under the terms of the notes. As a result, the principal and accrued interest were immediately due and payable without notice, demand or any other formality. In addition, an unspecified additional amount of interest is due and payable. The Company has not made such required payments.

Maturities at April 30, 2005 are payable as follows:

Fiscal Year
2006	$7,000,000
2007	-
2008	23,000,000
$30,000,000

Interest expense amounted to $1,491,509 and $-0- for 2005 and 2004, respectively.

9. RELATED PARTY TRANSACTIONS

Due from Related Parties

1. As part of the Shareholders Agreement with ForestRe (see Note 1), The Company has provided ForestRe with a line of credit up to a maximum of $2,000,000. Advances against the line may be taken from February 1, 2005 through January 31, 2006. The advances bear no interest and are payable based on positive accumulated cash flow of the affiliate as determined by the affiliate’s board of directors but no later than December 31. 2010.

As the advances bear no interest, an interest rate of 7% per annum was imputed. At April 30, 2005, amounts owed to the Company under the line totaled $244,559.

2. The Company has advanced monies to Lux Group, Inc. (“Lux”). Lux is a related entity as two members of management own approximately 32% of the company. At April 30, 2005 and 2004, Lux owed the Company $11,490 and $-0-, respectively.

3. During 2005 and 2004, the Company made cash advances to and received cash advances from a related entity. In addition, the Company paid a $3,000,000 commission to the related entity in 2005 in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of Redeemable Insured Series A Preferred of Strategy Real Estate Investments Ltd. At April 30, 2005 and 2004, the Company (owed)/was owed ($206,433) and $50,000, respectively.

Note Payable - Related Party

Note payable - related party consists of a 5% promissory note in the amount of $275,000 issued to a member of management in November 2004. Principal and interest are due on demand.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

9. RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable - Related Party (continued)

In 2005, interest expense amounted to $6,302. At April 30, 2005, accrued interest amounted to $6,302.

Loans payable - Related Party

During fiscal 2005, a member of management advanced the Company a total of $7,130,807. At April 30, 2005, the Company issued 7,130,807 warrants in satisfaction of the loans (see Note 11).

10. PROVISION FOR INCOME TAXES

The Company’s operations are in the United States, Canada, Barbados and United Kingdom.

The component of deferred tax assets at April 30, is as follows:

	2005	2004
Net operating loss carry forward	$4,983,000	$-
Less: Valuation allowance	(4,983,000)	-
	$-	$-

A 100% valuation allowance was provided at April 30, 2005 as it is uncertain if the above item would be utilized.

At April 30, 2005, the Company had approximately unused United States and foreign net operating loss carry forwards of approximately $14,600,000.

11. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Transactions

On November 16, 2004, a group of investors purchased 5,000 Units (the "Units") comprised of securities issued by the Company and its subsidiary, Strategy Real Estate Investments Ltd., a corporation formed under the laws of the Province of Ontario, Canada ("SREI"). Each Unit is comprised of (i) one share of Series A Insured Redeemable Preferred Stock of SREI (the "Series A Preferred"), (ii) one share of Series B Preferred Stock of SREI (the "Series B Preferred") and (iii) a warrant (the "Warrant") to purchase shares of common stock, $0.01 par value, of the Company.

The purchase price was $10,000 per Unit for an aggregate gross amount of $50,000,000. Series A Preferred was valued at $41,325,000, Series B Preferred was valued at $1,000,000 and the Warrants were valued at $7,675,000. Costs to issue the Units totaled $4,103,080.

The funds are being used to invest, through placements of short-term second mortgages, in five (5) special purpose residential real estate properties ("SPEs") in Canada, being developed by Lux, a company formed under the laws of the Province of Ontario, Canada.

The offer and sale of the Units was made to "accredited investors", as that term is defined under Rule 501 under Regulation D of the Securities Act of 1933, as amended, pursuant to the exemption from registration requirements under Rule 506 and Section 4(2) of the Securities Act.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

11. STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Redeemable Insured Series A Preferred - SREI

The Series A Preferred shares pay dividends at an annual rate of ten percent (10%), which shall be paid quarterly. Upon the occurrence of certain events of default (as set forth in the Articles of Incorporation of SREI), the Series A liquidation preference and all accrued and unpaid dividends thereon shall become immediately payable. The Series A Preferred will be subject to mandatory redemption by SREI in November 2007 at the full liquidation preference, net of all appropriate Canadian withholding and income tax, plus all accrued and unpaid dividends.

Subject to certain exceptions, payments of the liquidation preference and all dividends up to a maximum of $65 million is insured with an insurance company with an "A-" rating by AM Best’s over the three (3) year period they will be outstanding pursuant to a Contingent Guarantee Policy. The insurance company then reinsured its risk to the Company. The insurance company remains primarily liable to the Series A preferred shareholders for payment of the liquidation preference and dividends as per the Contingent Guarantee Policy terms, however the Company would be obligated under the reinsurance contract to repay the insurance company for any claim losses incurred. In addition, the Company, Strategy Holding and Strategy Insurance Limited have guaranteed payment of the dividends and liquidation preference.

In connection with the sale of Series A Preferred, the Company recorded the allocated gross proceeds of $41,325,000 as long-term debt in accordance with SFAS 150 “Accounting for Equity Instruments with Both Debt and Equity Characteristics”. In addition, the Company allocated issuance costs of $3,391,195 against such proceeds. Such costs are being amortized over thirty-six (36) months, the term of the Series A Preferred. Amortization of finance costs amounted to $399,658 in 2005.

The liquidation preference of the Series A Preferred is $50,000,000. The difference between the liquidation preference and the allocated gross proceeds ($8,675,000) is being amortized over thirty-six (36) months, the term of the Series A Preferred. The accretion amounted to $1,325,347 in 2005 and is recorded as a deemed dividend.

The balance of Series A Preferred at April 30, 2005 is as follows:

Gross proceeds	$41,325,000
Unamortized finance costs	(2,216,279)
Deemed dividend	1,325,347
$40,434,068

Interest incurred on the Series A Preferred amounted to $2,283,105 in 2005.

Series B Preferred - SREI

Each share of Series B Preferred of SREI entitles its holder to receive a pro rata share of five percent (5%) of the gross sales (the "Gross Sales Interest") from each of the five (5) SPEs in which SREI invests. Payments of the Gross Sales Interest shall be made from time to time after the sale of each project by the SPEs to a third party for monetary consideration. SREI will receive the Gross Sales Interest (which will be paid out to the holders of shares of Series B Preferred) pursuant to Participation Agreements between SREI and each of the five (5) SPEs. The shares of Series B Preferred of SREI are not redeemable and they will continue to receive the Gross Sales Interest for as long as they are outstanding. No dividends (other than payment of the Gross Sales Interest) will be payable on the shares of Series B Preferred. The Company, Strategy Holding Company Limited and Strategy Insurance Limited have guaranteed payment of the Gross Sales Interest.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

11. STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Preferred Stock - Strategy Insurance Limited (Barbados) (“SIL”)

In February 2004, SIL issued 47,670 shares of non-voting 10% Cumulative Class A Preference Shares Series 1 having a redemption value of forty-seven million six hundred and seventy thousand and eighty-four dollars ($47,670,084.00) and 56,561.5 shares of non-voting 10% Cumulative Class B Preferred Stock having a redemption value of Fifty-Six Million Five Hundred and Sixty One Thousand Five Hundred and Twenty-Six dollars ($56,561,526.00), and received mortgage notes receivable totaling CAN$139,600,000 in consideration for these issuances. The preferred stockholders’ agreements call for dividends to begin to accrue as of January 1, 2004.

Dividends paid totaled $3,000,000 and $-0- in 2005 and 2004, respectively. At April 30, 2005 and 2004, unpaid cumulative dividends amounted to $10,897,548 and $3,474,387, respectively.

Notes Receivable - Subscriptions

In February 2004, the Company received, as consideration for its issuance of both the SIL Class A and Class B 10% cumulative preferred stock, 2.5% mortgage notes totaling CAN$139,500,000. Interest is payable quarterly and the principal is due on March 31, 2014.

During August 2005, the Company became aware that the mortgages underlying these notes were discharged without the Company’s knowledge or consent in October 2004. As a result of the discharges, the notes became unsecured. As such, generally accepted accounting principles requires that the notes receivable be reflected as contra-equity rather than as assets. Although the discharges occurred in fiscal 2005, management classified the notes receivable as subscriptions at April 30, 2004. Management determined that the discharges had such a material impact to the financial position of the Company that it was more appropriate to treat the notes as contra-equity than as assets. It is the Company’s intention to commence litigation in this matter (See Note 13).

At both April 30, 2005 and 2004, notes receivable - subscriptions amounted to $104,231,610.

The Company has not received any interest payments on the 2.5% mortgages through April 30, 2005. As a result, management has elected to fully reserve the mortgage interest receivable balance of $3,001,720 at April 30, 2005. At April 30, 2004, the mortgage interest receivable totaled $211,982.

Common Stock

In October 2004, as part of bridge loan financing, the Company issued 750,000 shares valued at $975,000. Such amount was treated as interest expense (see Note 7).

In August 2004, the Company issued 799,999 shares to various financial consultants. The shares were valued at $1,511,998. Such amount was treated as a consulting expense.

In November and December 2004, the Company issued 177,504 shares valued at $317,932 for financial consulting services to two consultants.

Warrants

As described above, Warrants to purchase 29,992,202 shares of common stock were sold as part of the sale of Units. The warrants expire on November 16, 2007. Each Warrant allows its holder to exercise the warrant into a number of shares of common stock equal to the quotient obtained by dividing (a) the liquidation preference of the Series A Shares owned by such investor plus any accrued and unpaid dividends thereon by (b) the then applicable set price. The initial set price is $1.6671.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

11. STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

Warrants (continued)

We are obligated to register for resale the shares of common stock issuable upon exercise of the warrants pursuant to a registration rights agreement dated November 16, 2004 between the registrant and the purchasers named therein. We have filed a related registration statement with the Commission in January 2005. Pursuant to the registration rights agreement, we are subject to liquidated damages, payable in cash to each purchaser as follows:

1. A penalty equal to .75% per month with .25% payable in cash at month end and .50% deferred. The penalty began accruing April 1, 2005. The registration penalty for the month of April 2005 amounted to $375,000 and such amount has been accrued. The cash portion of the penalty for the months of April 2005 through July 2005 totaling $500,000 was paid on August 10, 2005.

2. The deferred monthly penalty is payable on December 31, 2005.

3. If the Company files a registration statement and signs an agreement with Resort Condominiums International LLC by September 1, 2005, there will be no registration penalties for the next ninety (90) days.

4. After the ninety day period, if the registration is not effective, the monthly penalty will be .75% and is payable in cash at month end.

5. This agreement expires January 31, 2006.

In connection with a consulting agreement with Maxim Group, LLC effective on January 18, 2005, the Company issued 500,000 warrants exercisable at $2.00. All warrants expire on January 17, 2010. The warrants were valued at $375,560. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement. In 2005, stock-based compensation amounted to $109,538.

On April 30, 2005, the Company issued a member of management 7,130,807 warrants in satisfaction of various loans made to the Company (see Note 9). The warrants are exercisable at $2.03 per share and expire on April 30, 2015.

A summary of the warrants outstanding at April 30, 2005 are as follows:

Warrants	Exercise price	Expiration Date
29,992,202	$1.67	November 16, 2007
500,000	2.00	January 17, 2010
7,130,807	2.03	April 30, 2015

37,623,009

12. COMMITMENTS AND CONTINGENCIES

Litigation

HH Hairspray, LLC (“Hairspray”) sued us, in June 2005, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, Florida, for breach of contract relating to a Loan, Security and Pledge Agreement (the “Loan Agreement”), dated as of March 31, 2005, between Hairspray, LLC and Strategy Resort Financing, Inc. (“Strategy Finance”) one of our subsidiaries. Strategy Finance and SIL, another one of our subsidiaries, are also named in the lawsuit. The complaint alleges that Strategy Finance breached an implied representation that it had the financial capability to fund $6,900,000 to Hairspray, as called for by the Loan Agreement, and that we allowed Strategy Finance to so represent. In the complaint, Hairspray alleges that the full amount was not received and demands judgment for damages, costs and fees and specific performance.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)
12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (continued)

John Lepire and Ludger Limited, LLC (together, the “Plaintiffs”) initially sued a number of defendants, including, one of the brokers we work with namely Aon Corporation, without naming our company as a defendant, in the Superior Court of California, County of Los Angeles, in July 2004. In March 2005 the Plaintiffs filed an amendment to their original complaint identifying our company as a defendant. That complaint includes causes of action for unfair competition, wrongful termination, conversion, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, intentional misrepresentation, misappropriation of trade secrets and injunctive relief. The Plaintiffs allege that they created an insurance product called “SafeLease” and that the defendants infringed the rights of the Plaintiffs in that product through sales and marketing of products that Plaintiffs consider substantially similar or identical to SafeLease. The complaint seeks injunctive relief and unspecified monetary damages. This case is currently in its discovery phase. A trial date has not yet been set for this case. We intend to vigorously defend the allegations made in this complaint. Our management believes that the Plaintiff’s allegations are without merit.

There is no other pending litigation or other material claims or actions that we are aware of.

Employment Agreements

In January 2004, SIL entered into an employment agreement with Hugh Forrest, it’s Chief Underwriting Officer. Mr. Forrest’s employment agreement provides for a salary of $250,000, subject to annual review by SIL’s board of directors of Mr. Forrest’s performance of his duties and salary. The agreement also provides for a bonus potential, which is at the discretion of SIL’s board of directors. The employment is for an indefinite term, unless earlier terminated in accordance with the termination provisions of the agreement. In the event Mr. Forrest’s employment is terminated by SIL without cause after the first anniversary of January 7, 2004, his initial employment date, he will be entitled to receive a payment equal to three months’ base salary, less applicable statutory deductions, to be paid by periodic payments at the ordinary time and in the ordinary manner. If such termination occurs after the second anniversary of his initial employment date, he will be entitled to receive a payment equal to six months’ base salary, on the same terms as set forth above.

In April 2004, SIL also entered into an employment agreement with Lennox Gibbs, it’s Managing Director of Global Operations. Mr. Gibbs’ employment agreement provides for a salary of $120,000, subject to annual review by SIL’s board of directors of Mr. Gibb’s performance of his duties and salary. The agreement also provides for a bonus potential, which is at the discretion of SIL’s board of directors. The employment is for an indefinite term, unless earlier terminated in accordance with the termination provisions of the agreement. In the event Mr. Gibbs’ employment is terminated by SIL without cause after the first anniversary of April 1, 2004, his initial employment date, he will be entitled to receive a payment equal to six months’ base salary, less applicable statutory deductions, to be paid by periodic payments at the ordinary time and in the ordinary manner. If such termination occurs after the second anniversary of his initial employment date, he will be entitled to receive a payment equal to six months’ base salary, on the same terms as set forth above.

In March 2004, SIL also entered into an employment agreement with Philip Armstrong, SIL’s Managing Director of UK Operations. Mr. Armstrong’s employment agreement provides for a salary of £125,000 (approximately $238,000). The agreement also provides for a bonus potential of up to 40,000GBP (approximately $76,000), which is at the discretion of SIL’s board of directors. Mr. Armstrong is also entitled to sixty months’ prior notice if SIL terminates his employment.

In January 2005, we entered into an employment agreement with Stephen Stonhill, our Chief Executive Officer, Mr. Stonhill’s employment agreement provides for a salary of $250,000. The employment is for an indefinite term, unless earlier terminated in accordance with the termination provisions of the agreement.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

During February 2005, we retained the services of Louis E. Lettieri CPA to act as our Chief Financial Officer. While the terms of the final employment agreement are being finalized, Mr. Lettieri is currently being compensated at an annual salary of $350,000 plus expenses and benefits commensurate with his position.

Leases

The Company leases office space in Toronto, Ontario, London, England and Widley, Barbados under operating leases expiring in April 30, 2007 through October 31, 2009. In addition, the Company is required to pay its proportional share of operating costs and real estate taxes. A schedule of future minimum payments under this lease is as follows:

For the year ending April 30,

2006	$330,171
2007	334,357
2008	89,043
2009	93,730
2010	46,865
$894,166

Rent expense amounted to $356,663 and $-0- in 2005 and 2004, respectively.

13. SUBSEQUENT EVENTS

As described in Note 11, in August 2005, the Company became aware that mortgages issued in connection with the issuance of SIL Class A and Class B 10% cumulative preferred stock were discharged without the Company’s knowledge, consent or without receiving consideration in October 2004. The Company has retained counsel in connection with this matter and it is the Company’s intent to commence an action against a number of defendants to recover the value of the notes receivable and appropriate damages.

On September 15, 2005, Strategy International, Strategy Holding and SIL entered into a binding letter of intent with a private equity group (“Group”) regarding the transactions described below (the “Transactions”).

The Group will contribute (the “Investment”) to a subsidiary of SIL (the “SPV”) the Group’s beneficial interest in a portfolio of life settlement insurance policies (“Policies”) with a face value U.S. $125,000,000 and an investment grade rating (the “Required Rating”), which policies are held for the benefit of the Group (and shareholders) in a series of trusts (the “Trusts”). The SPV will issue to the Group preferred shares (the “Preferred Shares”), which will have cumulative dividends (the “Dividend Payments”) from January 16, 2006 to January 15, 2016 of $11,250,000 per annum and thereafter of $22,500,000 per annum. The Preferred Stock is redeemable six and one half years after issuance, for $125,000,000 (the “Redemption Payment”), and if not redeemed by January 15, 2016, management control of the SPV reverts to the Group. Strategy International must procure credit default insurance policies (the “Insurance”) on the Policies, the Dividend Payments and the Redemption Payment by January 15, 2006, or the Group can exercise its rights as pledgee of the common stock of the SPV and Strategy International must pay the Group $5,812,500. All agreements relating to the transactions would then be deemed terminated.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)

13. SUBSEQUENT EVENTS (CONTINUED)

The SPV will originate the underwriting of senior life settlement policies (“Senior Life Settlement Polices”) and impaired annuities to be issued by SIL. The Group or its designee will have underwriting approval, such underwriting which will also be subject to a veto right of John Hamilton, as outside consultant to the SPV. The Group will be the SPV’s Portfolio manager, for a quarterly management fee of $937,500 (the “Management Fee”). For arranging the Transactions, Strategy International will issue to the Group (1) three year warrants for up to 13,800,000 voting common shares of Strategy International, exercisable at $1.69 per share, and (2) five year warrants for up to 13,800,000 voting common shares of Strategy International exercisable for a ratably increasing price of initially $2.25 per share to a maximum of $3.25 per share.

Strategy will pay the Group, for additional advisory services, 50% of the profits generated in respect of the Investment after deducting the Dividend Obligation, the Management Fee, and taxes on such revenue. Strategy Holding and the Group have also agreed to create an entity to be held 50% each, which will be licensed to underwrite multi-line insurance and reinsurance specializing in senior life contingent coverage, presently contemplated to be capitalized with a letter of credit of approximately $25,000,000, which may be obtained by SPV from Strategy Holding for contribution to such entity.

If the Investment is not consummated by October 15, 2005 for any reason other than (1) upon the Group’s determination not to proceed, (2) the Group is not negotiating in good faith and in a commercially reasonable manner, or (3) the Group has not satisfied its preconditions, Strategy International must pay the Group a break-up fee of $2,000,000.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
FORMERLY CI SELL CARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005 and 2004

(Continued)
14. QUARTERLY EARNINGS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company’s four quarters ended April 30, 2005 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly there related quarterly results.

Fiscal 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net earned written premiums	$-	$311,660	$1,641,798	$2,761,867	$4,715,325
Investment income	651,448	878,116	963,050	(1,626,294)	866,320
Claims and expenses	(463,497)	(745,083)	(6,397,953)	(9,188,739)	(16,795,272)
Income (loss) before preferred dividends	187,951	429,138	(3,264,684)	(12,311,113)	(14,958,708)
Preferred dividends	-	-	3,000,000	1,325,347	4,325,347
Net income (loss) on common stock	187,951	429,138	(6,264,684)	(13,636,460)	(19,284,055)

Income (loss) per common share:
Basic	$-	$0.01	$(0.10)	$(0.22)	$(0.32)
Diluted	$-	$0.01	$(0.10)	$(0.22)	$(0.32)

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed, Samuel Klein and Company (“Samuel Klein”), our independent public accountants, resigned on January 19, 2005. Pursuant to a letter from Samuel Klein to us, dated January 19, 2005, the reason for the resignation was the termination of the SEC practice group at Samuel Klein and its inability to continue to service our needs. Upon approval of our board of directors to change our accountants, we engaged Rotenberg, Meril, Solomon, Bertiger & Guttila (“RMSB&G”) as our new independent public accountants effective February 11, 2005. The Company's board of directors has not yet established an audit committee.

During our two most recent fiscal years and any subsequent interim period through the date of Samuel Klein’s resignation on January 19, 2005, there were no disagreements with Samuel Klein, whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

During the period since we engaged RMSB&G effective February 11, 2005, there were no disagreements with RMSB&G, whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

Item 8A.	Controls and Procedures.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(a)	Evaluation of Disclosure Controls and Procedures.

We recently merged with and into CI Sell Cars, Inc. We are currently developing our business and implementing systems of internal and disclosure controls. As of the end of the period covered by this annual report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, under Rule 13a-15, to ensure timely reporting with the Commission and to ensure that our management is timely alerted to material information relating to our company during the period when its periodic reports are being prepared. We believe these weaknesses are due to a material weakness in our internal control over financial reporting, which is more fully described under subsection (b) below.

(b)	Changes in Internal Controls over Financial Reporting.

As required by Rule 13a-15(d), our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the fiscal year ended April 30, 2005, we have concluded that our current system of disclosure controls and procedures was not effective because of our lack of an adequate accounting staff, as more fully described below. As a result of this conclusion, we have initiated the changes in our internal controls over financial reporting, also described below.

Lack of Adequate Accounting Staff

During the fiscal year ended April 30, 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. Insufficient controls over dissemination of information regarding non-routine and complex transactions to our accounting staff by our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff resulted. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our fiscal year ended April 30, 2005. Such adjustments have been recorded in our books and are reflected in our financial statements found under “Item 7. Financial Statements.” The effects of the adjustments are currently being analyzed by us to determine if such adjustments require or result in a restatement of any previously reported financial statements or any other financial disclosure.

Effective February 1, 2005, we hired a new Chief Financial Officer, together with two additional accounting and control staff members, with the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. We are implementing additional control policies and procedures to resolve this internal control weakness. We plan to retain one or two independent non-employee directors, who would form a majority of the audit committee to be designated by our board of directors. Such audit committee will have the responsibility to oversee our accounting and financial reporting processes and to communicate with our independent registered accounting firm.

Our management and our board of directors are fully committed to the review and evaluation of our procedures and policies designed to assure effective internal control over financial reporting. We feel that the additions to our accounting and control staff, together with the expected creation of an independent audit committee, will improve the quality of future period financial reporting.

Item 8B.	Other Information.

Not applicable.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their resignation or removal from office. As of the date of this annual report, our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Date First Elected or Appointed
Stephen Stonhill	47	Chairman of the Board and Chief Executive Officer	March 26, 2004
Lennox Gibbs	59	Managing Director of Global Operations, Director	March 26, 2004
Louis Lettieri	50	Chief Financial Officer	February 1, 2005
Hugh Forrest	49	Chief Underwriting Officer, Director	March 26, 2005
Phillip Armstrong	48	Managing Director of UK Operations	September 1, 2004

Stephen Stonhill became our Chief Executive Officer and a Chairman of the Board on June 14, 2004. Mr. Stonhill brings to us a wealth of managerial experience in the insurance and marketing areas. He owned and operated, for the past 15 years, Canadian Intermediaries Limited, a Lloyd’s of London Coverholder insurance intermediary/underwriting company that he recently sold in order to lead Strategy’s management team. Mr. Stonhill has been, and currently is, a director of RS Group of Companies, Inc. since June 2003. He has over 29 years experience in the London and North American insurance and reinsurance markets. Since moving to North America in 1987, he has been an Approved Correspondent with Lloyd’s.

Lennox Gibbs, our Managing Director of Global Operations since April 1 2004, was President of his own financial consultancy from May 2002 to March 2004, Chief Financial Officer of Visual Bible International from January 1, 2001 to February 2002, President of Fulcrum Media Capital from November 1999 to December 2000, and Director of Canadian Imperial Bank of Commerce’s Media and Knowledge-based lending group from 1997 to 2000. Before that he was for seven years a Senior Executive with Astral Media and with Alcan Aluminum for twelve years before that. His last position with Alcan was Chief Financial Officer of Alcan International’s venture capital group. He is a First Class Honors Graduate of Queens University School of Engineering and an MBA graduate of Harvard Business School.

Louis Lettieri became our Chief Financial Officer on February 1, 2005. Prior to joining our company, from 1995 through December 31, 2004, Mr. Lettieri was a partner at Samuel Klein and Company, Certified Public Accountants, and headed its SEC practice. As a partner with Samuel Klein and Company, Mr. Lettieri was in charge of the audit services provided to our company through December 31, 2004. The relationship between our company and Samuel Klein and Company was terminated on January 19, 2005.

Hugh Forrest became our Chief Underwriting Officer on June 14, 2004. Mr. Forrest has spent 25 years in the insurance industry in Canada and worldwide with organizations such as Lloyds, AXA and Liberty Mutual and has educational credentials in Risk Management and Insurance. He spent 8 years in 2 of the top 4 consulting firms in the world. From 1999 to 2002 Mr. Forrest was Chief of Agency Operations for Direct Link Insurance Services; from 2002 to 2003, President of AACQ Financial Services, and in 2003 COO of RS Group of Companies, Inc., before moving to Strategy Insurance Limited as Chief Underwriting Officer. Hugh graduated with a bachelor’s degree in psychology from York University.

Philip Armstrong became Managing Director of SUAL on June 14, 2004. Mr. Armstrong started broking in 1973 with Willis Faber, moving to the underwriting side in 1978, he held a number of senior positions in the London Market. In 1990 he moved to the Brockbank Syndicate where he was an underwriter in his own right until 2000 when he moved to Aon as an Executive Director of Global Risks. Philip left AON to join Strategy. Philip is a former Chairman of Lloyd’s European Working Group and Deputy Chairman of the British Insurers European Committee.

Family Relationships

None of our current directors or executive officers are related by blood or marriage.

Audit Committee Financial Expert

Our board of directors presently consists of three members and does not have any separately designated board committees. As such, our board of directors does not presently have among its members an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. We believe that the members of our board of directors are presently collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In view of our company being in the early stages of our development, we plan to retain an independent director or directors in the future, who would constitute our audit committee and qualify as an “audit committee financial expert.”

Code of Ethics

In view of our company being in the early stages of development, we have not yet adopted a Code of Ethics that applies to members of our board of directors and our executive officers. Our board of directors is in the process of considering a form of the Code of Ethics, and expects that the same would be adopted in the near future.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Lennox Gibbs	1 (1)
Forrest Hugh	1 (2)
Stephen Stonhill	1 (2)
Louis Lettieri			1 (3)
Frank Ney			1 (4), (5)
Sandro Sordi			1 (5)
Kavrav Ltd.			1 (4), (5)
John Hamilton			1 (5)

(1)	The named director failed to file Form 3 - Initial Statement of Beneficial Ownership of Securities in a timely manner.

(2)	The named director and officer failed to file Form 3 - Initial Statement of Beneficial Ownership of Securities in a timely manner.

(3)	The named officer failed to file Form 3 - Initial Statement of Beneficial Ownership of Securities.

(4)	The named greater than 10% shareholder failed to file Form 3 - Initial Statement of Beneficial Ownership of Securities.

(5)	For more information see above under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 10.	Executive Compensation.

(a)	Summary Executive Compensation Table

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended April 30,	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Stephen Stonhill	2005	$250,000	$0	$0
Chairman of the Board and Chief Executive Officer	2004	—	—	—
	2003	—	—	—
Lennox Gibbs	2005	$120,000	$50,000	$4,500
Managing Director of Global Operations	2004	—	—	—
	2003	—	—	—
Louis Lettieri	2005(1)	$102,083	$0	$15,000(2)
Chief Financial Officer
Hugh Forrest	2005	$250,000	$100,000	—
Chief Underwriting Officer	2004	—	—
	2003	—	—
Edward Kruk	2005(3)	CDN$123,585	CDN$25,000	CDN$21,929(4)
Former Chief Financial Officer	2004(3)	CDN$39,235	—	—
	2003(3)	—	—	—

John Hamilton	2005	—	—	—
Chief Executive Officer of SREI	2004	—	—	—
	2003	—	—	—

Sandro Sordi	2005	—	—	—
General Counsel, Vice President	2004	—	—	—
and Director of SREI	2003	—	—	—

(1)	Mr. Lettieri became an employee of our company in February 2005.

(2)	Reflects personal living, travel, entertainment and related expenses paid for by our company.

(3)	Mr. Kruk became an employee of our company in June 2004. He has resigned as our Chief Financial Officer effective February 1, 2005.

(4)	Reflects Mr. Kruk’s car allowance.

(b)	Summary Option Grants

During the year ended April 30, 2005, we did not grant any options to any of our directors, officers or employees.

(c)	Aggregated Option Exercises and Fiscal Year End Values

During the year ended April 30, 2005 none of our directors, officers or employees exercised any stock options.

(d)	Long Term Incentive Plans

We do not have any long-term incentive plans in place at this time.

(e)	Compensation of Directors

No standard arrangement regarding compensation of the directors has been adopted by our board of directors, and, except as noted above, we have not paid any compensation to any director.

(f)	Employment Contracts

In January 2004, our insurance subsidiary, SIL, entered into an employment agreement with Hugh Forrest, SIL’s Chief Underwriting Officer. Mr. Forrest’s employment agreement provides for a salary of $250,000, subject to annual review by SIL’s board of directors of Mr. Forrest’s performance of his duties and salary. The agreement also provides for a bonus potential, which is at the discretion of SIL’s board of directors. The employment is for an indefinite term, unless earlier terminated in accordance with the termination provisions of the agreement. In the event Mr. Forrest’s employment is terminated by SIL without cause after the first anniversary of January 7, 2004, his initial employment date, he will be entitled to receive a payment equal to three months’ base salary, less applicable statutory deductions, to be paid by periodic payments at the ordinary time and in the ordinary manner. If such termination occurs after the second anniversary of his initial employment date, he will be entitled to receive a payment equal to six months’ base salary, on the same terms as set forth above.

In April 2004, SIL also entered into an employment agreement with Lennox Gibbs, SIL’s Managing Director of Global Operations. Mr. Gibbs’ employment agreement provides for a salary of $120,000, subject to annual review by SIL’s board of directors of Mr. Gibbs’ performance of his duties and salary. The agreement also provides for a bonus potential, which is at the discretion of SIL’s board of directors. The employment is for an indefinite term, unless earlier terminated in accordance with the termination provisions of the agreement. In the event Mr. Gibbs’ employment is terminated by SIL without cause after the first anniversary of April 1, 2004, his initial employment date, he will be entitled to receive a payment equal to six months’ base salary, less applicable statutory deductions, to be paid by periodic payments at the ordinary time and in the ordinary manner. If such termination occurs after the second anniversary of his initial employment date, he will be entitled to receive a payment equal to six months’ base salary, on the same terms as set forth above.

In March 2004, SIL also entered into an employment agreement with Philip Armstrong, SIL’s Managing Director of UK Operations. Mr. Armstrong’s employment agreement provides for a salary of 125,000GBP. The agreement also provides for a bonus potential of up to 40,000GBP, which is at the discretion of SIL’s board of directors. Mr. Armstrong is also entitled to sixty months’ prior notice if SIL terminates his employment.

In January 2005, we entered into an employment agreement with Stephen Stonhill, our Chief Executive Officer. Mr. Stonhill’s employment agreement provides for a salary of $250,000. The employment is for an indefinite term, unless earlier terminated in accordance with the termination provisions of the agreement.

During the quarter ended January 31, 2005, we entered into consulting agreements commencing October 1, 2004 with three (3) individuals serving us in executive capacities. The consulting contracts are for $500,000 annually each. These contracts have been rescinded in August 2005, and no payments have been, or will be, made pursuant to these contracts.

During February 2005, we retained the services of Louis E. Lettieri CPA to act as our Chief Financial Officer. Mr. Lettieri replaced Edward Kruk, our former Chief Executive Officer, who resigned from such position effective February 1, 2005. While the terms of the final employment agreement are being finalized, Mr. Lettieri is currently being compensated at an annual salary of $350,000 plus expenses and benefits commensurate with his position.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 8, 2005, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above and (iii) all directors and the executive officers as a group. Percentage of class set forth in the below table for each of the shareholders has been calculated based on 63,197,503 shares of our common stock outstanding on August 8, 2005.

Except as otherwise noted below, the address of each of the shareholders in the table is c/o Strategy International Insurance Group Inc., 200 Yorkland Blvd., Suite 710, Toronto, Ontario M2J5C1 Canada.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Class
5% Holders
Frank Ney	26,691,840(1)	42.2%
Sandro Sordi	26,691,840(1)	42.2%
Kavrav Ltd.	18,408,160(2)	29.1%
John Hamilton	18,408,160(2)	29.1%
Aviator Master Fund, Ltd. (3)	7,678,004(7)	8.2%
JMG Triton Offshore Fund, Ltd. (4)	5,848,480(7)	6.3%
JMG Capital Partners, LP(4)	5,848,480(7)	6.3%
Whitebox Entities (5), (6)	5,998,443(7)	6.4%

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Class
Officers and Directors
Stephen Stonhill	0	*
Lennox Gibbs	0	*
Louis Lerrieri	0	*
Hugh Forrest	0	*
Philip Armstrong	0	*
Directors and Officers as a group (total of 5 persons)	0	*

_____________
* Represents less than 1%.

(1)	Mr. Sordi has voting power of the shares owned by Mr. Ney pursuant to a voting agreement between Mr. Ney and Mr. Sordi.

(2)	Mr. Hamilton has voting power of the shares owned by Kavrav Ltd. pursuant to a voting agreement between Kavrav Ltd. and Mr. Hamilton. Kavrav Ltd. is owned by various persons, who have shared voting and investment power with respect thereto. None of such persons directly owns any securities of our company.

(3)	The address for this shareholder is as follows: c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town; Grand Cayman, Cayman Islands.

(4)	The address for this shareholder is as follows: 11601 Wilshire Blvd., Suite 2180, Los Angeles, California 90025.

(5)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2005 (the “Schedule 13G”), the shares of the Whitebox Entities (defined below), consists of 2,999,221 shares of common stock issuable upon exercise of warrants directly beneficially owned by Whitebox Convertible Arbitrage Partners, L.P. (“WCAP”); 2,399,377 shares of common stock issuable upon exercise of warrants directly beneficially owned by Whitebox Hedged High Yield Partners, L.P. (“WHHYP”); and 599,845 shares of common stock issuable upon exercise of warrants directly beneficially owned by Pandora Select Partners, L.P. (“SPS”, and the shares owned by WCAP, WHHYP and SPS are collectively referred to herein as the “Collective Shares”). According to the Schedule 13G, Whitebox Advisors, LLC (“WA”); Whitebox Convertible Arbitrage Advisors, LLC (“WCAA”); AJR Financial, LLC (“AJR”); Whitebox Hedged High Yield Advisors, LLC (“WHHYA”); and Pandora Select Advisors, LLC (“PSA”) each beneficially own the Collective Shares; and Whitebox Convertible Arbitrage Fund, L.P. (“WCAFLP”); Whitebox Hedged High Yield Fund, L.P. (“WHHYFLP”); Pandora Select Fund, L.P. (“PSFLP”); Whitebox Convertible Arbitrage Fund, Ltd. (“WCAFLTD”); Whitebox Hedged High Yield Fund, Ltd. (“WHHYFLTD”); and Pandora Select Fund, Ltd. (“PSFLTD”, together with WCAP, WHHYP, PSP, WA, WCAA, AJR, WHHYA, PSA, WCAFLP, WHHYFLP, PSFLP, WCAFLTD, and WHHYFLTD are collectively referred to herein as the “Whitebox Entities”) each indirectly beneficially own the Collective Shares. The Whitebox Entities have shared voting power over the Collective Shares.

(6)	The address for WCAP, WHHYP, PSP, WCAFLTD, WHHYFLTD and PSFLTD is Trident Chambers, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands; and the address for WA, AJR, WCAA, WHHYA, PSA, WCAFLP, WHHYFLP and PSFLP is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416.

(7)	Consists of shares of common stock underlying warrants exercisable within 60 days.

Item 12.	Certain Relationships and Related Transactions.

On December 17, 2004, we announced that we intend to acquire all the outstanding common stock of RS Group for a combination of cash and stock, which would result in a value to RS Group common stock holders of $1.75 per common share (approximately 65 million shares outstanding), representing a 237 percent premium over the closing price of $0.52 on December 15, 2004. For recent developments relating to this proposed transaction, including the letter of intent we entered into with RS Group, please see “Item 1. Description of Business—About Our Company and Recent Developments.”

On November 16, 2004, a group of investors invested an aggregate amount of US$50,000,000 in Units comprised of securities issued by us and our indirect subsidiary, Strategy Real Estate Investments Ltd. Each Unit is comprised of (i) one share of Series A Insured Redeemable Preferred Stock of SREI, (ii) one share of Series B Preferred Stock of SREI and (iii) a warrant to purchase shares of our common stock. The funds are being used to invest, through placements of short-term second mortgages, in five (5) special purpose residential real estate properties in Canada, being developed by the Lux Group Inc.

SREI’s Chief Executive Officer, Mr. John Hamilton, together with SREI’s General Counsel, Vice President and a director, Sandro Sordi, directly and indirectly beneficially own approximately thirty-two percent (32%) of Lux and are beneficial owners of a controlling stake in RS Group. Stephen Stonhill, our Chairman of the Board and Chief Executive Officer, is also a director and shareholder of RS Group. In addition, Mr. John Hamilton is the brother of Mr. Kevin Hamilton, the Chief Executive Officer of Lux Group inc., the company which owns, or will own, the five properties which are the subject of SREI’s private placement discussed above under “Description of Business — Private Placement Transaction.”

Our company received a loan in the principal amount of $275,000 from Mr. Sordi on November 15, 2004. This loan is due and payable on demand and bears an annual interest rate of 5 % per annum. As of the date of this report, no demand has been made by Mr. Sordi, and this loan remains outstanding.

Our company received a loan in the principal amount of $7,130,807 from Mr. Sordi during our fiscal year 2005. Effective April 30, 2005, we issued to Mr. Sordi, in full and complete satisfaction of this loan, a ten-year warrant exercisable into 7,130,807 of our common shares, at the exercise price of $2.03 per share.

During 2005 and 2004, the Company made cash advances to and received cash advances from a related entity. In addition, the Company paid a $3,000,000 commission to the related entity in 2005 in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of Redeemable Insured Series A Preferred of Strategy Real Estate Investments Ltd. At April 30, 2005 and 2004, the Company (owed)/was owed ($206,433) and $50,000, respectively.

Please also see note 9 in the financial statements included under Item 7 in this annual report, for more information about our related party transactions.

Item 13.	Exhibits

Exhibit Number	Description of Exhibit	Footnote Reference
2.1	Agreement and Plan of Reorganization by and Among CI Sell Cars, Inc., Strategy Holding Company Limited and the Stockholders of Strategy Insurance Limited.	(1)
3.1	Articles of Incorporation of Strategy International Insurance Group, Inc., as amended.	(3)
3.2	Bylaws of Strategy International Insurance Group, Inc., as amended.	(3)
3.3	Articles of Amendment of Strategy Holding Company Limited	(3)
10.1	Subscription Agreement, dated as of November 16, 2004, among Strategy International Insurance Group, Strategy Real Estate Investments Ltd. and the subscribers named therein.	(2)
10.2	Registration Rights Agreement dated as of November 16, 2004 among Strategy International Insurance Group and the subscribers named therein.	(2)
10.3	Form of Warrant dated November 16, 2004 issued by Strategy International Insurance Group.	(2)
10.4	Form of Guaranty dated November 16, 2004 issued by Strategy International Insurance Group.	(4)
10.5	Amendment to Articles of Incorporation of Strategy Real Estate Investments, Ltd.	(3)
10.6	Shareholders Agreement relating to ForestRe (Holdings) Limited, dated June 24, 2005, among Strategy Insurance Limited, the B Shareholders and ForestRe (Holdings) Limited	(4)
10.7	Loan Agreement dated June 24, 2005, between ForestRe (Holdings) Limited and Strategy Insurance Limited	(4)
10.8	Employment Agreement, dated January 1, 2005, between Strategy International Insurance Group and Stephen Stonhill	(4)
10.9	Employment Agreement, dated as of January 7, 2004, between Strategy Insurance Limited and Hugh Forrest	(4)
10.10	Employment Agreement, dated as of April 1, 2004, between Strategy Insurance Limited and Lennox Gibbs	(4)
10.11	Employment Agreement, dated as of March 14, 2004, between Strategy Insurance Limited and Philip Armstrong	(4)
10.12	Redeemable Preference Share Subscription Agreement, dated as of February 6, 2004, between Strategy Holding Company Limited and Strategy Insurance Limited	(4)
10.13	Redeemable Preference Share Subscription Agreement, dated as of February 6, 2004, between Maintop Holdings Ltd. and Strategy Holding Company Limited	(4)
10.14	Redeemable Preference Share Subscription Agreement, dated as of February 6, 2004, between Garadan Inc. and Strategy Holding Company Limited	(4)
10.15	License to Occupy, dated November 1, 2004, between RS Group of Companies, Inc. and Strategy Insurance (Canada) Limited	(4)
21.1	Subsidiaries of Strategy International Insurance Group, Inc.	(4)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(4)

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, filed on July 29, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed on November 17, 2004.

(3)	Incorporated by reference to our Registration Statement on Form SB-2, filed on June 30, 2003.

(4)	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

As previously disclosed, Samuel Klein resigned as our independent public accountants on January 19, 2005. We retained Rotenberg, Meril, Solomon, Bertiger & Guttila, or RMSB&G, as our new independent public accountants effective February 11, 2005. We had no relationship with RMSB&G before we retained them on February 11, 2005.

(a)	Audit Fees

During the fiscal year ended April 30, 2005, our former accountant, Samuel Klein, billed us aggregate fees in the amount of approximately $38,170. During the same period, RMSB&G, our principal accountant, billed us aggregate fees in the amount of approximately $10,750. In both cases, these amounts were billed for professional services that the accountants provided for the audit of our financial statements, review of the financial statements included in our reports on Forms 10-QSB, and for other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that annual period. In the case of Samuel Klein, such services also included a review of a registration statement.

(b)	Audit-Related Fees

RMSB&G billed us aggregate fees in the amount of $5,959 for the fiscal year ended April 30, 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

Samuel Klein billed us aggregate fees in the amount of $0 for the fiscal year ended April 30, 2005 and for the fiscal year ended April 30, 2004 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)	Tax Fees

RMSB&G billed us aggregate fees in the amount of $0 for the fiscal year ended April 30, 2005 for tax compliance, tax advice and tax planning.

Samuel Klein billed us aggregate fees in the amount of $0 for the fiscal year ended April 30, 2005 and for the fiscal year ended April 30, 2004 for tax compliance, tax advice and tax planning.

(d)	All Other Fees

Other than the fees set forth above, no other fees were billed for services rendered by our principal accountant during the fiscal year ended April 30, 2005, or by our former accountant during the fiscal year ended April 30, 2005 and the fiscal year ended April 30, 2004.

(e)	Audit Committee’s Pre-Approval

Section 10A(i) of the Securities Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of our board of directors, or unless the services meet certain de minimis standards. During the fiscal year ended April 30, 2005 and the fiscal year ended April 30, 2004, neither our former accountant nor our principal accountant has performed for us any services not considered to be “audit services.”

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to SK&C (2004 and 2005) and to RMSB&G (2005)
	Fiscal year ended April 30, 2005	Fiscal year ended April 30, 2004
Audit fees	100%	100%
Audit-related fees	0%	0%
Tax fees	0%	0%
All other fees	0%	0%

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.

By:	/s/ Stephen Stonhill
Stephen Stonhill,
Chairman of the Board and Chief Executive Officer

Date: September 16, 2005

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Stonhill	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 16, 2005
Stephen Stonhill

/s/ Louis Lettieri	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 16, 2005
Louis Lettieri

/s/ Lennox Gibbs	Managing Director of Global Operations and Director	September 16, 2005
Lennox Gibbs

/s/ Hugh Forrest	Chief Underwriting Officer and Director	September 16, 2005
Hugh Forrest

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Footnote Reference
2.1	Agreement and Plan of Reorganization by and Among CI Sell Cars, Inc., Strategy Holding Company Limited and the Stockholders of Strategy Insurance Limited.	(1)
3.1	Articles of Incorporation of Strategy International Insurance Group, Inc., as amended.	(3)
3.2	Bylaws of Strategy International Insurance Group, Inc., as amended.	(3)
3.3	Articles of Amendment of Strategy Holding Company Limited	(3)
10.1	Subscription Agreement, dated as of November 16, 2004, among Strategy International Insurance Group, Strategy Real Estate Investments Ltd. and the subscribers named therein.	(2)
10.2	Registration Rights Agreement dated as of November 16, 2004 among Strategy International Insurance Group and the subscribers named therein.	(2)
10.3	Form of Warrant dated November 16, 2004 issued by Strategy International Insurance Group.	(2)
10.4	Form of Guaranty dated November 16, 2004 issued by Strategy International Insurance Group.	(4)
10.5	Amendment to Articles of Incorporation of Strategy Real Estate Investments, Ltd.	(3)
10.6	Shareholders Agreement relating to ForestRe (Holdings) Limited, dated June 24, 2005, among Strategy Insurance Limited, the B Shareholders and ForestRe (Holdings) Limited	(4)
10.7	Loan Agreement dated June 24, 2005, between ForestRe (Holdings) Limited and Strategy Insurance Limited	(4)
10.8	Employment Agreement, dated January 1, 2005, between Strategy International Insurance Group and Stephen Stonhill	(4)
10.9	Employment Agreement, dated as of January 7, 2004, between Strategy Insurance Limited and Hugh Forrest	(4)
10.10	Employment Agreement, dated as of April 1, 2004, between Strategy Insurance Limited and Lennox Gibbs	(4)
10.11	Employment Agreement, dated as of March 14, 2004, between Strategy Insurance Limited and Philip Armstrong	(4)
10.12	Redeemable Preference Share Subscription Agreement, dated as of February 6, 2004, between Strategy Holding Company Limited and Strategy Insurance Limited	(4)
10.13	Redeemable Preference Share Subscription Agreement, dated as of February 6, 2004, between Maintop Holdings Ltd. and Strategy Holding Company Limited	(4)
10.14	Redeemable Preference Share Subscription Agreement, dated as of February 6, 2004, between Garadan Inc. and Strategy Holding Company Limited	(4)
10.15	License to Occupy, dated November 1, 2004, between RS Group of Companies, Inc. and Strategy Insurance (Canada) Limited	(4)
21.1	Subsidiaries of Strategy International Insurance Group, Inc.	(4)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(4)

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, filed on July 29, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed on November 17, 2004.

(3)	Incorporated by reference to our Registration Statement on Form SB-2, filed on June 30, 2003.

(4)	Filed herewith.