Form 10QSB
period 2005-07-31
STRATEGY INTERNATIONAL INSURANCE GROUP INC
filed 2005-09-23
CIK 1249869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to __________.

Commission file number 333-106637.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,197,503 shares of Common Stock, $0.001 par value per share, outstanding as of September 14, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$246,587	$2,786,961
Accounts receivable	142,775	553,753
Mortgage notes receivable	6,230,807	6,230,807
Loan receivable	900,000	900,000
Interest receivable (includes $808,837 and $542,667 from related parties)	1,558,380	784,357
Prepaid expenses	231,313	129,874
Total Current Assets	9,309,862	11,385,752

Cash - restricted	32,059,522	32,046,385
Mortgage notes receivable	38,500,000	23,000,000
Mortgage notes receivable - related parties	8,000,000	8,000,000
Property and equipment - net	247,581	84,920
Other assets	360,732	253,571
Goodwill	596,532	-
Due from affiliate	1,267,527	-
Due from related parties	14,539	256,049
Total Assets	$90,356,295	$75,026,677
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Long term debt - current portion	$6,087,181	$7,000,000
Accounts payable and accrued liabilities (includes $12,345
and $6,302 to related parties)	3,715,170	1,745,385
Note payable - related party	250,000	275,000
Premium advance	100,000	100,000
Unearned premiums	1,419,953	1,473,712
Claims reserves	1,577,089	1,547,258
Due to affiliate	-	206,433

Total Current Liabilities	13,149,393	12,347,788

Long-term liabilities
Redeemable Insured Preferred Stock Series A - net of issuance costs of $1,998,284 and $2,216,279 (Liquidation preference $50,000,000)	41,374,980	40,434,068
Long-term debt - net of current portion	39,500,000	23,000,000
Long-term debt - related party	1,250,000	-

Total Long-term Liabilities	82,124,980	63,434,068

Total Liabilities	95,274,373	75,781,856

Minority Interest	33,051	-

Contingencies

Stockholders' Deficiency:
10% Cumulative Class A Preferred stock ($.001 stated value,
unlimited shares authorized, 47,670 issued and outstanding)	48	48
10% Cumulative Class B Preferred stock ($.001 stated value,
unlimited shares authorized, 56,562 issued and outstanding)	57	57
Series B Preferred stock (no par value, unlimited shares authorized
5,000 shares issued and outstanding)	1,000,000	1,000,000
Common stock ($.001 par value, 100,000,000 shares authorized,
63,197,503 shares issued and outstanding at July 31, 2005
and April 30, 2005)	63,197	63,197
Additional paid-in capital	116,872,429	117,595,346
Less: Notes receivable - subscriptions	(104,231,610)	(104,231,610)
Deferred compensation	(172,131)	(266,022)
Currency translation adjustment	(75,875)	(4,173)
Accumulated deficit	(18,407,244)	(14,912,022)

Total Stockholders' Deficiency	(4,951,129)	(755,179)

Total Liabilities and Stockholders' Deficiency	$90,356,295	$75,026,677

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
(Unaudited)

	2005	2004 (Restated)

Revenue:
Gross written premium	$293,197	$-
Less: unearned premium	111,909	-
Net earned written premium	181,288	-
Interest income (includes $266,170 and $0 from related parties)	1,428,596	651,448
Investment income	213,136	-

Total revenue	1,823,020	651,448

Claims and Expenses:
General and administrative expenses	2,740,062	463,497
Claims reserve expense	29,830	-
Brokerage and acquisition costs	18,873	-
Amortization of finance costs	217,995	-
Depreciation	10,342	-

Total claims and expenses	3,017,102	463,497

Income (loss) from operations	(1,194,082)	187,951

Other Income (Expense):
Interest expense (includes $6,302 and $0 from related parties)	(2,322,215)	-
Minority interest in loss of subsidiary	21,075	-

Net income (loss)	(3,495,222)	187,951

Deemed dividend on Redeemable Insured
Preferred Stock Series A	722,917	-

Net income (loss) attributable to common shareholders	$(4,218,139)	$187,951

Net income (loss) per common share:
Basic and diluted	$(0.07)	$0.00
Basic and diluted weighted average common
shares outstanding	63,197,503	53,903,200

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
(Unaudited)

	July 31,
	2005	2004 (Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(3,495,222)	$187,951
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of finance costs of Redeemable Insured
Preferred Stock Series A	217,995	–
Amortization of deferred stock based compensation	93,891	–
Depreciation	10,342	–
Minority interest in loss of subsidiary	(21,075)	–
(Increase) decrease in:
Accounts receivable	410,978	(651,448)
Interest receivable	(774,023)	–
Prepaid expenses	(3,360)	–
Other assets	(107,161)	(15,000)
Due from/to related parties	241,510	–
Increase (decrease) in:
Accounts payable and accrued liabilities	1,452,293	–
Due to affiliate	(1,473,960)	–
Unearned premiums	(53,759)	–
Claims reserves	29,831	–
Net cash used in operating activities	(3,471,720)	(478,497)

Cash Flows from Investing Activities
Mortgages note receivable	(15,500,000)	–
Acquisitions of property and equipment	(169,934)	(28,575)
Restricted cash - net activity	(13,137)	–
Acquisition of subsidiary	(36,096)	–
Cash received in acquisition	8,113	–
Net cash used in investing activities	(15,711,054)	(28,575)

Cash Flows from Financing Activities:
Proceeds from long-term debt	15,500,000	–
Proceeds of long-term debt - related party	1,250,000	–
Proceeds from loans	–	369,393
Payments of note payable - related party	(25,000)	–
Payments of long-term debt	(10,898)	–
Net cash provided by financing activities	16,714,102	369,393

Effect of foreign currency translation	(71,702)	–

Net decrease in cash	(2,540,374)	(137,679)

Cash - beginning of period	2,786,961	185,989

Cash - end of period	$246,587	$48,310

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,044,572	$–
Income taxes	$–	$–

Supplemental Disclosures of non cash financing activities:
Acquisition of Forestre (Holdings) Limited	$607,714	$–
Note issued for insurance policy	$98,079	$–
Deemed dividend on Redeemable Insured Preferred Stock Series A	$722,917	$–

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

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
On June 24, 2005, the Company entered into a Shareholders Agreement with Forestre (Holdings) Limited, (“ForestRe”), a private consulting firm registered in England and Wales, and certain stockholders (the “Stockholders”), pursuant to which the Company and the Stockholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. The Company provides the underwriting capacity to support the insurance program and the Stockholders provide the expertise in the class of business to make it a successful venture.

As part of this transaction, the Company acquired a 60% ownership interest in ForestRe for GBP20,000 ($36,096) and for the Company’s commitment to extend a working capital loan facility and underwriting support.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company (Continued)

The acquisition of ForestRe has been accounted for as a purchase by the Company. In connection with the acquisition, the purchase price was allocated as follows:

Cash	$8,113
Property and equipment	3,069
License agreements and proprietary know how	596,532
Accounts payable and other liabilities	(571,618)

$36,096

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,495,222 for the three month ended July 31, 2005 and $14,958,708 for the year ended April 30, 2005, has a working capital deficit of $3,839,531 and $982,036 as of July 31, 2005 and April 30, 2005, respectively, and has generated negative cash flows from operations. The future of the Company is dependent upon its ability to generate sufficient revenues and to obtain debt and/or equity financing to fund its operations and to follow through on its projected business plan. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

Interim Presentation

The April 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2005, its results of operations for the three months ended July 31, 2005 and 2004 and its cash flows for the three months ended July 31, 2005 and 2004.

The statements of operations for the three months ended July 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended April 30, 2005.

Restatement

The 2004 statements of operations and cash flows were restated to correct the accrual of unpaid cumulative dividends on the 10% Cumulative Class A and Class B preferred stock. The effect of the restatement was to increase net income attributable to common stockholders by $2,605,790 ($.04 per share).

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
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

	2005	2004
Warrants (weighted average)	37,623,009	—

Recent Accounting Pronouncement

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

2. ACCOUNTS RECEIVABLE

At July 31, 2005 and April 30, 2005, one customer accounted for 100% of the Company’s accounts receivable.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

3. SALES AND MAJOR CUSTOMERS

Net earned written premiums were earned in the following countries for the three months ended July 31, 2005:

United Kingdom	$116,959
Canada	19,633
South Korea	44,696

$181,288

For the three months ended July 31, 2005, the Company earned 89% of the its net earned written premiums from two customers of which one customer accounted for 65%.

4. MORTGAGE NOTES RECEIVABLE

The Company has a mortgage note (“Mortgage”) with a real estate developer for up to a maximum of $23,500,000. Advances taken under the Mortgage bear interest at 3% over prime with a minimum of 8% and are secured by the property. Advances totaling $15,500,000 were taken under the Mortgage in the quarter ended July 31, 2005. Interest is payable quarterly and principal is due and payable on August 30, 2008.

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

At July 31, 2005 and April 30, 2005, mortgage notes receivable amounted to $8,000,000. Mortgage interest receivable amounted to $808,837 and $542,667 at July 31, 2005 and April 30, 2005, respectively. Interest income earned amounted to $266,170 and $0 for the three months ended July 31, 2005 and 2004, respectively.

At April 30, 2005, the entities were in default of the mortgages as they were not making interest payments as required. The Company agreed to defer such receipts at this time.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

6. LONG-TERM DEBT

The Company has a mortgage note (“Mortgage”) for up to a maximum of $23,500,000. Advances taken under the Mortgage bear interest at 3% over prime with a minimum of 8% and are secured by the property. Advances totaling $15,500,000 were taken under the Mortgage in the quarter ended July 31, 2005. In addition, $1 million of other promissory notes were refinanced under this Mortgage. Interest is payable quarterly and principal is due and payable on August 30, 2008.

7. RELATED PARTY TRANSACTIONS

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

As ForestRe was acquired during the quarter, any monies owed to the Company would eliminate in consolidation. At April 30, 2005, amounts owed to the Company under the line totaled $244,559.

2. The Company has advanced monies to Lux Group, Inc. (“Lux”). Lux is a related entity as two members of management own approximately 32% of the company. At July 31, 2005 and April 30, 2005, Lux owed the Company $14,539 and $11,490, respectively.

3. The Company made cash advances to and received cash advances from a related entity. At July 31, 2005 and April 30, 2005, the Company was owed/(owed) $1,267,567 and ($206,433), respectively.

Note Payable - Related Party

Note payable - related party consists of a 5% promissory note in the amount of $275,000 issued to a member of management in November 2004. Principal and interest are due on demand.

In 2005, interest expense amounted to $3,438. At July 31, 2005 and April 30, 2005, accrued interest amounted to $9,740 and $6,302, respectively.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

Long-term Debt - Related Party

Long-term debt - related party consists of a promissory note bearing interest at prime in the amount of $1,250,000 issued to a corporation controlled by a member of management in July 2005. Interest is payable quarterly and principal is due and payable on or before July 14, 2008.

For the three months ended July 31 ,2005, interest expense amounted to $2,605. At July 31, 2005, accrued interest amounted to $2,605.

8. STOCKHOLDERS’ DEFICIENCY

Redeemable Insured Series A Preferred - Strategy Real Estate Investments Ltd. (“SREI”)

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

In connection with the sale of Series A Preferred, the Company recorded the allocated gross proceeds of $41,325,000 as long-term debt in accordance with SFAS 150 “Accounting for Equity Instruments with Both Debt and Equity Characteristics”. In addition, the Company allocated issuance costs of $3,391,195 against such proceeds. Such costs are being amortized over thirty-six (36) months, the term of the Series A Preferred. Amortization of finance costs amounted to $217,995 in for the three months ended July 31, 2005.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

8. STOCKHOLDERS’ DEFICIENCY (Continued)

Redeemable Insured Series A Preferred - SREI” (Continued)

IThe liquidation preference of the Series A Preferred is $50,000,000. The difference between the liquidation preference and the allocated gross proceeds ($8,675,000) is being amortized over thirty-six (36) months, the term of the Series A Preferred. The accretion amounted to $722,917 for the three months ended July 31, 2005 and is recorded as a deemed dividend.

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

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

8. STOCKHOLDERS’ DEFICIENCY (Continued)

During August 2005, the Company became aware that the mortgages underlying these notes were discharged without the Company’s knowledge or consent in October 2004. Upon becoming aware of this situation, the Company commenced an investigation into this matter and attempted to cure the erroneous discharge. On September 12, 2005, the Company determined that it would not be able to resolve the issues regarding the discharges of the mortgages. As a result of the discharges, the notes became unsecured. As such, generally accepted accounting principles requires that the notes receivable be reflected as contra-equity rather than as assets. It is the Company’s intention to commence litigation in this matter (See Note 9).

At both July 31, 2005 and April 30, 2005, notes receivable - subscriptions amounted to $104,231,610. The Company has not received any interest payments on the 2.5% mortgages through July 31, 2005.

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

1.
A penalty equal to .75% per month with .25% payable in cash at month end and .50% deferred. The penalty began accruing April 1, 2005. The registration penalty for the months of April 2005 through July 2005 amounted to $1,500,000 and such amount has been accrued. The cash portion of the penalty for the months of April 2005 through July 2005 totaling $500,000 was paid on August 10, 2005.

2.	The deferred monthly penalty is payable on December 31, 2005.
3.
If the Company files a registration statement and signs an agreement with a major timeshare operator within a certain time period, there will be no registration penalties for the next ninety (90) days.

4.	After the ninety day period, if the registration is not effective, the monthly penalty will be .75% and is payable in cash at month end.
5.	This agreement expires January 31, 2006.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

8. STOCKHOLDERS’ DEFICIENCY (Continued)

In connection with a consulting agreement with Maxim Group, LLC effective on January 18, 2005, the Company issued 500,000 warrants exercisable at $2.00. All warrants expire on January 17, 2010. The warrants were valued at $375,560. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement. For the three months ended July 31, 2005, stock-based compensation amounted to $93,891.

9. SUBSEQUENT EVENTS

As described in Note 8, in August 2005, the Company became aware that mortgages issued in connection with the issuance of SILB Class A and Class B 10% cumulative preferred stock were discharged without the Company’s knowledge, consent or without receiving consideration in October 2004. Upon becoming aware of this situation, the Company commenced an investigation into this matter and attempted to cure the erroneous discharge. On September 12, 2005, the Company determined that it would not be able to resolve the issues regarding the discharges of the mortgages. The Company has retained counsel in connection with this matter and it is the Company’s intent to commence an action against a number of defendants to recover the value of the notes receivable and appropriate damages.

On September 15, 12005 Strategy International, Strategy Holding and SIL entered into a binding letter of intent with Private Equity Management Group, Inc., a Nevada corporation (“PEMG”) and Genesis Voyager Equity Corporation, a British Virgin Islands corporation (“GVEC”) regarding the transactions described below (the “Transactions”).

GVEC will contribute (the “Investment”) to a subsidiary of SIL (the “SPV”) GVEC’s beneficial interest in a portfolio of life settlement insurance policies (“Policies”) with a face value U.S. $125,000,000 and an investment grade rating (the “Required Rating”), which policies are held for the benefit of GVEC (and shareholders) in a series of trusts (the “Trusts”). The SPV will issue to GVEC preferred shares (the “Preferred Shares”), which will have cumulative dividends (the “Dividend Payments”) from January 16, 2006 to January 15, 2016 of $11,250,000 per annum and thereafter of $22,500,000 per annum. The Preferred Stock is redeemable six and one half years after issuance, for $125,000,000 (the “Redemption Payment”), and if not redeemed by January 15, 2016, management control of the SPV reverts to GVEC. Strategy International must procure credit default insurance policies (the “Insurance”) on the Policies, the Dividend Payments and the Redemption Payment by January 15, 2006, or GVC can exercise its rights as pledgee of the common stock of the SPV and Strategy International must pay GVEC $5,812,500. All agreements relating to the transactions would then be deemed terminated.

The SPV will originate the underwriting of senior life settlement policies (“Senior Life Settlement Polices”) and impaired annuities to be issued by SIL. GVEC or its designee will have underwriting approval, such underwriting which will also be subject to a veto right of John Hamilton, as outside consultant to the SPV. PEMG will be the SPV’s Portfolio manager, for a quarterly management fee of $937,500 (the “Management Fee”). For arranging the Transactions, Strategy International will issue to PEMG (1) three year warrants for up to 13,800,000 voting common shares of Strategy International, exercisable at $1.69 per share, and (2) five year warrants for up to 13,800,000 voting common shares of Strategy International exercisable for a ratably increasing price of initially $2.25 per share to a maximum of $3.25 per share.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004
(Continued)

9. SUBSEQUENT EVENTS (Continued)

Strategy will pay PEMG, for additional advisory services, 50% of revenue generated in respect of the Investment after deducting the Dividend Obligation, the Management Fee, and taxes on such revenue. Strategy Holding and PEMG have also agreed to create an entity to be held 50% each, which will write multiline insurance and reinsurance, presently contemplated to be capitalized with a letter of credit of approximately $25,000,000, which may be obtained by SPV and thereafter loaned to Strategy Holding for contribution to such entity.

If the Investment is not consummated by October 15, 2005 for any reason other than (1) upon GVEC’s or PEMG’s determination not to proceed, (2) GVEC or PEMG are not negotiating in good faith and in a commercially reasonable manner, or (3) GVEC or PEMG have not satisfied its preconditions, Strategy International must pay PEMG a break-up fee of $2,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended April 30, 2005, which we filed with the Commission on September 16, 2005 (which is also being incorporated by reference herein) (such report, the “2005 Annual Report”), and (2) our quarterly report on Form 10-QSB for the quarter ended July 31, 2004. Specific reference is made to the 2005 Annual Report with respect to all information in the 2005 Annual Report which is referred to in this quarterly report.

As used in this quarterly report, to term “we”, “us”, our”, “Strategy International”, the “Company” or “our company refer to Strategy International Insurance Group, Inc., a Texas corporation.

Preliminary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,”“expects,”“may,”“will,”“intends,”“plans,”“should,”“could,”“seeks,”“pro forma,”“anticipates,”“estimates,”“continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as throughout this quarterly report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements.

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

Any of the factors described in this quarterly report, including in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in our 2005 Annual Report, could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

In addition, readers are also advised to refer to the information contained in our filings with the Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Overview

Strategy International is a holding company of wholly-owned subsidiaries in insurance and related financing, real estate and energy areas. Strategy International’s predominant subsidiary is Strategy Insurance Limited, a Barbados company, to which we sometimes refer in this quarterly report as SIL, an integrated, international provider of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingency, liability and other specialty insurance and reinsurance. Strategy International has developed and intends to continue its efforts to develop the practice of introducing credit insurance programs in other areas, including construction and real estate development. SIL is a wholly-owned subsidiary of Strategy Holding Company Limited, a Barbados company to which we sometimes refer in this quarterly report as Strategy Holding, which in turn is a direct wholly-owned subsidiary of Strategy International. SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004, which authorizes SIL to engage in the following classes of insurance business from within Barbados:

•	General insurance business;

•	Credit insurance;

•	Liability insurance;

•	Mortgage indemnity insurance;

•	Rental guarantee insurance; and

•	Reinsurance.

As we disclosed in our 2005 Annual Report, following an improper discharge of the mortgages underlying the mortgage notes receivable in the amount of approximately $104 million, which was put in place in connection with the initial capitalization of Strategy Holding and then transferred to SIL, our management is now in the process of reassessing our business. Our management is taking appropriate measures to address the above development, and is, among other things, making efforts to recapitalize SIL. Until SIL has been recapitalized, it will not write new insurance business on either an individual or program basis; however, its underwriting business should be unaffected by the above recent developments.

Our management is currently taking appropriate measures to address the need to recapitalize SIL, as well as to protect its existing insurance portfolio. As disclosed in our 2005 Annual Report, on September 15, 2005, Strategy International, Strategy Holding and SIL entered into a binding letter of intent with a private equity group (collectively, the “Investor Group”) regarding the transactions described below (the “Transactions”).

Investor Group will contribute (the “Investment”) to a subsidiary of SIL (the “SPV”) Investor Group’s beneficial interest in a portfolio of life settlement insurance policies (“Policies”) with a face value of U.S. $125,000,000 and an investment grade rating (the “Required Rating”), which policies are held for the benefit of Investor Group and shareholders in a series of trusts (the “Trusts”). The SPV will issue to Investor Group preferred shares (the “Preferred Shares”), which will have cumulative dividends (the “Dividend Payments”) from January 16, 2006 to January 15, 2016 of $11,250,000 per annum and thereafter of $22,500,000 per annum. The Preferred Stock is redeemable six and one half years after issuance, for $125,000,000 (the “Redemption Payment”), and if not redeemed by January 15, 2016, management control of the SPV reverts to Investor Group. Strategy International must procure credit default insurance policies (the “Insurance”) on the Policies, the Dividend Payments and the Redemption Payment by January 15, 2006, or Investor Group can exercise its rights as pledgee of the common stock of the SPV and Strategy International must pay Investor Group $5,812,500. All agreements relating to the Transactions would then be deemed terminated. We have described a number of other terms and conditions of the proposed Transactions in our 2005 Annual Report. Importantly, if the Investment is not consummated by October 15, 2005, for any reason other than (1) upon Investor Group’s determination not to proceed, (2) Investor Group not negotiating in good faith and in a commercially reasonable manner, or (3) Investor Group has not satisfied its preconditions, Strategy International must pay Investor Group a break-up fee of $2,000,000.

Significantly, to be able to issue to Investor Group warrants convertible into shares of our common stock for arranging the Transactions, which is part of our implementing the Transactions with the Investor Group described above, we will need to increase the authorized number of shares of our common stock. Such action requires shareholder approval. Therefore, our ability to complete and consummate the Transactions is subject to our ability to receive such shareholder approval.

SIL operates through its underwriting office in Barbados and through its two wholly-owned subsidiaries which provide marketing and administrative support, Strategy Insurance (Canada) Limited based in Toronto, Canada, and Strategy Underwriting Agency Limited, based in London, England.

Through our subsidiary Strategy Senior Life Settlements, Ltd., or SSLI, we underwrite insurance policies purchased from seniors in the United States so that these seniors may capitalize on their policy ownership earlier and realize more cash than the current cash value provided by the policy. Certain types of life insurance policies have either a savings or investment component that allows for a build up of the cash value within the policy. This cash value is available to the policy owner prior to maturity of the policy under certain circumstances and in some cases can be used as collateral on loans. Typically, the cash value is very low in relation to the sum insured (face value) of the policy. SSLI purchases the policy from the owner at a premium over the cash value and holds the policy to maturity to capitalize on the face value. Our research indicates that the market for this type of product is growing and will continue to grow for the foreseeable future as the baby-boom generation continues to age.

On June 24, 2005, through SIL, the Company concluded a Shareholders Agreement with Forestre (Holdings) Limited, (“ForestRe”), a private consulting firm registered in England and Wales, and certain stockholders (the “Stockholders”), pursuant to which the Company and the Stockholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. The Company provides the underwriting capacity to support the insurance program and the Stockholders provide the expertise in the class of business to make it a successful venture. As part of this transaction, through SIL, we acquired a 60% ownership interest in ForestRe for GBP20,000 ($36,096) and for the Company’s commitment to extend a working capital loan facility and underwriting support.

As a result, in addition to its wholly-owned subsidiaries, SIL currently has a majority ownership in ForestRe, which is based in London, England. The ForestRe team has been underwriting in this area for several years and includes some of the world’s authorities in forestry risk assessment, financing and insurance. We expect that the insurance offered by ForestRe will help drive investment into forestry by reducing risk for owners, banks and investors.

Strategy Energy Corporation, a corporation incorporated in the Province of Ontario, Canada, is involved in the financing and evaluation of alternative energy projects. Strategy Energy’s primary technology focus is on wind farms, biomass facilities and large-scale solar energy production with a secondary focus on small-scale hydro plants. Strategy Investments, LLC, a Florida limited liability company, has been established to provide financing to the travel and leisure industries. Strategy Resort Financing, Inc. is a Florida corporation and our subsidiary, which has provided financing to three timeshare projects: two in the United States and one in Canada.

SIL received its first premium income in September 2004.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amounts reported in these financial statements. A summary of those significant accounting policies can be found under the heading “The Company and Summary of Significant Accounting Policies” in our consolidated audited financial statements included in Item 7 of our 2005 Annual Report.

The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

We have identified below certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements and are thus most important to the portrayal of our current financial condition and results of operations.

(a) Revenue Recognition

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

(b) Policy Acquisition Costs

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

(c) Claims Reserve

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

(d) Restricted Cash

Restricted cash represents funds to be invested in special purpose residential real estate properties (“SPEs”) in Canada, being developed by the Lux Group Inc. (“Lux”).

(e) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company’s options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through July 31, 2005.

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

(f) Recent Accounting Pronouncement

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

(g) Interim Presentation

The April 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2005, its results of operations for the three months ended July 31, 2005 and 2004 and its cash flows for the three months ended July  31, 2005 and 2004.

The statements of operations for the three months ended July 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended April 30, 2005.

Results of Operations for the Quarter Ended July 31, 2005 (“2005”) and For The Quarter Ended July 31, 2004 (“2004”)

The following is a discussion and analysis of our results of operations for the above periods:

Revenues

Net Earned Written Premiums

The Company has completed its first full year of operations and didn’t generate any premiums until the quarter ended October 31, 2004. Gross premiums written in the quarter ended July 31, 2005 amounted to $293,197. Unearned premiums amounted to $111,909 so that net earned written premiums totaled $181,288. Insurance premiums were earned in the following countries as follows:

United Kingdom	$116,959
Canada	19,633
South East Asia	44,696
$181,288

Interest and Investment Income

In the quarter ended July 31, 2005, interest and investment income included income earned on mortgages, loans and interest on short-term investments. Interest on mortgages and loans amounted to $1,428,596. The Company invests its cash in short-term bank overnight notes. Investment income amounted to $213,136.

In 2004, interest income only included amounts earned on mortgages.

Claims and Expenses

Claims and expenses totaled $3,017,102 in the quarter ended July 31, 2005 and $463,497 in the corresponding period in 2004 and included the following:

General and Administrative Expenses

In the quarter ended July 31, 2005, general and administrative expenses amounting to $2,740,062 included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees, consulting fees and services and $1,125,000 of liquidated damages relating to registration penalties.

Consulting fees and services included services provided for specialized expertise in various areas including sales and marketing, actuarial work, technological development as well as for management expertise to assist in designing and launching our various programs. In the corresponding period in 2004, general and administrative expenses amounted to $463,497 and consisted primarily of consulting and professional fees.

Claims Reserve Expense

As more fully discussed in the liquidity section, no claims have been made on the insurance policies issued. In the quarter ended July 31, 2005, the Company increased its reserve of 25% of the gross premiums written by $29,830.

Other Income (Expense)

Interest Expense

In the first fiscal quarter of 2005, interest expense amounted to $2,322,215.

Interest on the Redeemable Insured Preferred Stock Series A totaled $1,250,000. Such preferred stock was accounted for as a long-term liability under U.S. generally accepted accounting principles as it has a mandatory redemption feature. As such, all dividends paid are treated as interest expense. The balance of the interest incurred was on various other short-term notes payable and long-term mortgage notes payable.

Net Income (Loss)

The net loss in the first fiscal quarter of 2005 amounted to $3,495,222 and the net income in the corresponding period in 2004 was $187,951 for the reasons stated above.

Liquidity and Capital Resources

At July 31, 2005 we had cash of $246,587, a decrease of $2,540,374 from our balance at April 30, 2005 of $2,786,961. Cash used in operating activities amounted to $3,471,720. The primary reason for the decrease was to fund the net loss generated for the quarter. Cash provided from investing and financing activities amounted to $1,003,048. The primary reason for the increase was a loan we received from a related party in the amount of $1,250,000. The proceeds of the loan was used to pay the quarterly dividend payment due to the holders of the Redeemable Insured Series A Preferred stock.

As disclosed in our 2005 Annual Report, our auditors have issued a “going concern” qualification as part of their opinion in the audit report relating to our audited financial statements. As shown in our financial statements included as part of this quarterly report, for the quarter ended July 31, 2005, we have incurred a net loss of $3,495,222, had a working capital deficit of $3,839,531 as of July 31, 2005 and have generated negative cash flows from operations. Our ability to continue as a going concern is contingent upon our ability to effect the contemplated capitalization of SIL, our insurance subsidiary, to general sufficient revenues, and to obtain debt and/or equity financing to fund our operations and to follow through with our projected business plan. Our management has plans to seek additional capital through debt and/or equity financing, however, no assurance can be given as to the timing or our ability to receive such financing. Please see above information about our proposed transaction with Investor Group. Our failure to achieve any of the objectives mentioned above may lead to our inability to continue our existence.

Our operating subsidiary, SIL, is the source of business income relating to insurance operations. At present, it is the only company in our group of companies generating revenues from business operations. Premiums have been sporadic due to our company being in a start-up mode through our first full fiscal year ended April 30, 2005 and the quarterly period ended July 31, 2005.

With respect to the nature of our business, claims are not likely to impact our liquidity position in the near future. This is due to the nature of the type of policies being written. These policies extend over varying lengths of time, and a claim can be made, in most cases, only at the end of the policy period when a loss and related claim can be ascertained.

From an investment perspective, this allows us to define more accurately when funds may be required to pay out claims, thus providing an opportunity to match investment periods with anticipated claim dates.

As discussed elsewhere in this quarterly report and in our 2005 Annual Report, it is difficult for us to accurately estimate the loss reserves. To date, no claims have been reported or made on business written. In recognition of the need to set aside funds for potential claims, a reserve of $1,577,089, representing 25% of gross written premium, has been created. This is effectively our IBNR.

We are a new company providing insurance, through SIL, to niche markets. However, as noted above, SIL will not write any new insurance business until we have been able to recapitalize SIL.

Generally, underwriting management ascertains at the inception of each policy what losses might arise on each particular piece of business. Policy pricing (premium) and requisite loss reserves are determined at that point in time. As SIL develops more of an operating history, it will be in a better position to more accurately calculate our loss reserves.

Our operating expenses are currently approximately $450,000 per month. Cash is expected to be generated from operations and from investments from external investors in our equity securities. In the event we are not able to receive such investments, we have sufficient resources to operate throughout 2005, but may be hindered with respect to our rate of growth. In addition, in an effort to ensure that we have access to sufficient funds to meet our needs, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on the capital resources that may be available to us.

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

ITEM 3. CONTROL AND PROCEDURES.

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

We merged with and into CI Sell Cars, Inc. in June 2004. We are currently developing our business and implementing systems of internal and disclosure controls. As of the end of the period covered by this quarterly report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, under Rule 13a-15, to ensure timely reporting with the Commission and to ensure that our management is timely alerted to material information relating to our company during the period when its periodic reports are being prepared. We believe these weaknesses are due to a material weakness in our internal control over financial reporting, which is more fully described under subsection (b) below.

(b)	Changes in Internal Controls over Financial Reporting.

As required by Rule 13a-15(d), our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the quarterly period ended July 31, 2005, we have concluded that our current system of disclosure controls and procedures was not effective because of our lack of an adequate accounting staff, as more fully described below. As a result of this conclusion, we have initiated the changes in our internal controls over financial reporting, also described below.

Lack of Adequate Accounting Staff

During the quarterly period ended July 31, 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. Insufficient controls over dissemination of information regarding non-routine and complex transactions to our accounting staff by our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff resulted. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our quarterly period ended July 31, 2005. Such adjustments have been recorded in our books and are reflected in our financial statements found under “Item 1. Financial Statements.” Our analysis of such adjustments indicates that they should not require or result in a restatement of any previously reported financial statements or any other financial disclosure.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Our 2005 Annual Report contains a description of certain lawsuits in which we are currently involved. Other than such lawsuits, and other than immaterial claims in the ordinary course, to our knowledge, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

(a) Not applicable.

(b) Furnish the information required by Item 401(g) of Regulation S-B.

Not applicable.

ITEM 6 - EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.

By:	/s/ Stephen Stonhill
Name: Stephen Stonhill Title: Chairman of the Board and Chief Executive Officer

Date: September 23, 2005

By:	/s/ Louis Lettieri
Name: Louis Lettieri Title: Chief Financial Officer

Date: September 23, 2005

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.