Form 10QSB
period 2005-10-31
STRATEGY INTERNATIONAL INSURANCE GROUP INC
filed 2005-12-15
CIK 1249869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to __________.

Commission file number 333- 106637

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Texas	16-1644353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,197,503 shares of Common Stock, $0.001 par value per share, outstanding as of December 14, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$667,136	$2,786,961
Accounts receivable	95,196	553,753
Mortgage notes receivable	6,230,807	6,230,807
Loan receivable	900,000	900,000
Interest receivable (includes $1,075,007 and $542,667 from related parties)	1,951,105	784,357
Prepaid expenses (includes $746,698 and $0 from related parties)	1,553,734	129,874
Total Current Assets	11,397,978	11,385,752

Cash - restricted	32,313,103	32,046,385
Mortgage notes receivable	46,855,075	23,000,000
Mortgage notes receivable - related parties	8,000,000	8,000,000
Property and equipment - net	446,189	84,920
Other assets (includes $450,000 and $0 from related parties)	2,119,239	253,571
Goodwill	596,532	–
Due from affiliate	2,132,095	–
Due from related parties	464,304	256,049
Total Assets	$104,324,515	$75,026,677

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Long term debt - current portion	$6,054,488	$7,000,000
Accounts payable and accrued liabilities (includes $34,928 and $6,302 from related parties)	4,978,861	1,745,385
Note and loans payable - related party	728,933	275,000
Premium advance	100,000	100,000
Unearned premiums	6,692,743	1,473,712
Claims reserves	3,046,732	1,547,258
Due to affiliate	–	206,433
Total Current Liabilities	21,601,757	12,347,788

Long-term liabilities
Redeemable Insured Preferred Stock Series A - net of issuance costs of $1,780,289 and $2,216,279 (Liquidation preference $50,000,000)	42,315,892	40,434,068
Long-term debt - net of current portion - net of discount of $269,083 and $0	50,058,585	23,000,000
Long-term debt - related party	1,250,000	–
Total Long-term Liabilities	93,624,477	63,434,068
Total Liabilities	115,226,234	75,781,856

Contingencies

Stockholders' Deficiency:
10% Cumulative Class A Preferred stock ($.001 stated value, unlimited shares authorized, 47,670 issued and outstanding)	48	48
10% Cumulative Class B Preferred stock ($.001 stated value, unlimited shares authorized, 56,562 issued and outstanding)	57	57
Series B Preferred stock (no par value, unlimited shares authorized 5,000 shares issued and outstanding)	1,000,000	1,000,000
Common stock ($.001 par value, 100,000,000 shares authorized 63,197,503 shares issued and outstanding at October 31, 2005 and April 30, 2005)	63,197	63,197
Additional paid-in capital	116,149,512	117,595,346
Less: Notes receivable - subscriptions	(104,231,610)	(104,231,610)
Deferred compensation	(78,242)	(266,022)
Currency translation adjustment	(108,696)	(4,173)
Accumulated deficit	(23,695,985)	(14,912,022)
Total Stockholders' Deficiency	(10,901,719)	(755,179)
Total Liabilities and Stockholders' Deficiency	$104,324,515	$75,026,677

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended		For the Six Months ended
	October 31,		October 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Gross written premium	$5,704,698	$753,992	$5,997,895	$753,992
Less: unearned premium	5,098,914	312,621	5,210,823	312,621
Net earned written premium	605,784	441,371	787,072	441,371
Interest income (includes $266,170, $0, $532,340 and $0 from related parties)	1,542,573	651,448	2,971,169	1,529,564
Investment income	279,592	–	492,728	–
Total revenue	2,427,949	1,092,819	4,250,969	1,970,935

Claims and Expenses:
General and administrative expenses	3,435,661	2,273,291	6,175,723	2,736,133
Claims reserve expense	1,469,644	–	1,499,474	–
Brokerage and acquisition costs (includes $39,300, $0, $39,300 and $0 from related parties)	89,289	129,711	108,162	129,711
Amortization of finance costs	233,922	–	451,917	–
Depreciation	20,669	–	31,011	–
Total claims and expenses	5,249,185	2,403,002	8,266,287	2,865,844

Loss from operations	(2,821,236)	(1,310,183)	(4,015,318)	(894,909)

Other Income (Expense):

Interest expense (includes $22,583, $0, $28,626 and $0 from related parties)	(2,500,556)	–	(4,822,771)	–
Minority interest in loss of subsidiary	33,051	–	54,126	–
Net loss	(5,288,741)	(1,310,183)	(8,783,963)	(894,909)

Deemed dividend on Redeemable Insured
Preferred Stock Series A	722,917	–	1,445,834	–
Net loss attributable to common stockholders	$(6,011,658)	$(1,310,183)	$(10,229,797)	$(894,909)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.02)	$(0.16)	$(0.02)

Basic and diluted weighted average common shares outstanding	63,197,503	62,243,912	63,197,503	58,157,608

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	October 31,
	2005	2004
		(Restated)

Cash Flows from Operating Activities:
Net loss	$(8,783,963)	$(894,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of finance costs	451,917	–
Amortization of deferred stock based compensation	187,780	–
Depreciation	31,011
Minority interest in loss of subsidiary	(54,126)	–
Common stock issued for services rendered	–	1,511,998
(Increase) decrease in:
Accounts receivable	458,557	(75,000)
Interest receivable	(1,166,748)	(1,529,564)
Prepaid expenses	(1,325,781)	–
Other assets	(1,865,668)	(15,000)

Increase (decrease) in:
Accounts payable and accrued liabilities	2,715,984	1,247,133
Due from/to affiliate	(2,338,528)	–
Unearned premiums	5,219,031	–
Claims reserves	1,499,474	–
Net cash provided by (used in) operating activities	(4,971,060)	244,658

Cash Flows from Investing Activities
Cash paid for mortgage notes receivable	(27,000,000)	–
Repayments received on mortgage notes receivable	3,144,925	–
Acquisitions of property and equipment	(389,211)	(28,575)
Restricted cash - net activity	(266,718)	–
Loans to related parties	(208,255)	–
Acquisition of subsidiary	(36,096)	–
Cash received in acquisition	8,113	15,678
Net cash used in investing activities	(24,747,242)	(12,897)

Cash Flows from Financing Activities:
Proceeds from long-term debt	27,000,000	–
Proceeds of long-term debt - related party	1,250,000	–
Payment of finance costs	(285,010)	–
Proceeds from note and loans payable - related party	453,933	–
Payments of long-term debt	(715,923)	–
Net cash provided by financing activities	27,703,000	–

Effect of foreign currency translation	(104,523)	–

Net decrease in cash	(2,119,825)	231,761

Cash - beginning of period	2,786,961	184,000
Cash - end of period	$667,136	$415,761

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,035,450	$–
Income taxes	$–	$–

Supplemental Disclosures of non cash financing activities:
Acquisition of Forestre (Holdings) Limited	$607,714	$–
Note issued for insurance policy	$98,079	$–
Deemed dividend on Redeemable Insured Preferred
Stock Series A	$1,445,834	$–

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

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

OCTOBER 31, 2005 AND 2004
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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $8,783,963 for the six months ended October 31, 2005 and $14,958,708 for the year ended April 30, 2005, has a working capital deficit of $10,203,779 and $962,036 as of October 31, 2005 and April 30, 2005, respectively, and has generated negative cash flows from operations. The future of the Company is dependent upon its ability to generate sufficient revenues and to obtain debt and/or equity financing to fund its operations and to follow through on its projected business plan. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Presentation

The April 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2005, its results of operations for the six and three months ended October 31, 2005 and 2004 and its cash flows for the six months ended October 31, 2005 and 2004.

The statements of operations for the six months ended October 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended April 30, 2005.

Restatement

The 2004 statements of operations and cash flows were restated to correct the recording of the following:

1.
To reverse the accrual of unpaid cumulative dividends on the 10% Cumulative Class A and Class B preferred stock. Accrued dividends amounted to $5,211,580 and $2,605,790 for the six and three months ended October 31, 2004, respectively.

2.	To record the issuance of 799,999 shares of common stock for consulting services. The shares were valued at $1,511,998.

The effect of the restatement was to increase net income attributable to common stockholders by $3,699,582 ($.06 per share) for the six months ended October 31, 2004 and by $1,093,792 ($.02 per share) for the three months ended October 31, 2004.

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

	2005	2004
Warrants (weighted average)	37,623,009	–

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
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

2.	ACCOUNTS RECEIVABLE

At October 31, 2005 and April 30, 2005, one customer accounted for 100% of the Company’s accounts receivable.

3.	SALES AND MAJOR CUSTOMERS

Net earned written premiums were earned in the following countries for the six months ended October 31, 2005:

Australia	$2,295
Canada	34,202
United Kingdom	236,454
United States of America	196,500
South Korea	89,391
India	228,230
$787,072

The Company earned 30% of the its net earned written premiums from one customer

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

4.	MORTGAGE NOTES RECEIVABLE

The Company has a mortgage note (“Mortgage”) with a real estate developer for up to a maximum of $23,500,000. Advances taken under the Mortgage bear interest at 3% over prime with a minimum of 8% and are secured by the property. Advances totaling $17,500,000 were taken under the Mortgage in the six months ended October 31, 2005. Interest is payable quarterly and the principal is due and payable on August 30, 2008.

The Company has another mortgage note with the same real estate developer in the amount of $9,500,000. Interest is payable quarterly and the principal is due and payable on April 5, 2009.

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

At October 31, 2005 and April 30, 2005, mortgage notes receivable amounted to $8,000,000. Mortgage interest receivable amounted to $1,075,007 and $542,667 at July 31, 2005 and April 30, 2005, respectively. Interest income earned amounted to $532,340 and $0 for the six months ended October 31, 2005 and 2004, respectively, and $266,170 and $0 for the three months ended October 31, 2005 and 2004, respectively..

At April 30, 2005, the entities were in default of the mortgages as they were not making interest payments as required. The Company agreed to defer such receipts at this time.

6.	LONG-TERM DEBT

The Company has a mortgage note (“Mortgage”) for up to a maximum of $23,500,000. Advances taken under the Mortgage bear interest at 3% over prime with a minimum of 8% and are secured by the property. Advances totaling $17,500,000 were taken under the Mortgage in the six months ended October 31, 2005. In addition, $1 million of other promissory notes were refinanced under this Mortgage. Interest is payable quarterly and principal is due and payable on August 30, 2008.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

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

As ForestRe was acquired during the six months ended October 31, 2005, any monies owed to the Company would eliminate in consolidation. At April 30, 2005, amounts owed to the Company under the line totaled $244,559.

2.    The Company has advanced monies to Lux Group, Inc. (“Lux”). Lux is a related entity as two individuals with voting powers for two corporate shareholders of the Company own approximately 32% of Lux. At October 31, 2005 and April 30, 2005, Lux owed the Company $359,294 and $11,490, respectively.

3.    The Company has advanced monies to Reliant Warranty Home Corp. (“Reliant”). At October 31, 2005, Reliant owed the Company $105,010.

4.    The Company made cash advances to and received cash advances from a related entity. At October 31, 2005 and April 30, 2005, the Company was owed/(owed) $2,132,095 and ($206,433), respectively.

Other Assets

The Company paid a $450,000 commission to an individual who has voting power for a corporate stockholder of the Company, relating to the Grupo Lakas S.A. investment (see Note 10 below). As the investment has not been consummated by October 31, 2005, such commission has been included in other assets on the consolidated balance sheet.

Note and Loans Payable - Related Party

Note and loans payable - related party consists of the following from a member of management:

1.    A 5% promissory note in the amount of $275,000 issued in November 2004. Principal and interest are due on demand.

2.    Non-interest bearing demand loans totaling $353,933.

Interest Expense amounted to $10,397 and $0 for the six months ended October 31, 2005 and 2004, respectively, and $6,959 and $0 for the three months ended October 31, 2005 and 2004, respectively. At October 31, 2005 and April 30, 2005, accrued interest amounted to $16,699 and $6,302, respectively.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

7.	RELATED PARTY TRANSACTIONS (Continued)

Long-term Debt - Related Party

Long-term debt - related party consists of a promissory note bearing interest at prime in the amount of $1,250,000 issued to a corporation controlled by a member of management in July 2005. Interest is payable quarterly and principal is due and payable on or before July 14, 2008.

For the six and three months ended October 31, 2005, interest expense amounted to $18,229 and $15,624, respectively. At October 31, 2005, accrued interest amounted to $18,229.

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

In connection with the sale of Series A Preferred, the Company recorded the allocated gross proceeds of $41,325,000 as long-term debt in accordance with SFAS 150 “Accounting for Equity Instruments with Both Debt and Equity Characteristics”. In addition, the Company allocated issuance costs of $3,391,195 against such proceeds. Such costs are being amortized over thirty-six (36) months, the term of the Series A Preferred. Amortization of finance costs amounted to $217,995 and $435,990 for the three and six months ended July 31, 2005, respectively.

The liquidation preference of the Series A Preferred is $50,000,000. The difference between the liquidation preference and the allocated gross proceeds ($8,675,000) is being amortized over thirty-six (36) months, the term of the Series A Preferred. The accretion amounted to $722,917 and $1,445,834 for the three and six months ended October 31, 2005, respectively, and is recorded as a deemed dividend.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

8.	STOCKHOLDERS’ DEFICIENCY (CONTINUED)

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

During August 2005, the Company became aware that the mortgages underlying these notes were discharged in October 2004 without the Company’s knowledge, consent or without receiving consideration. As a result of the discharges, the notes became unsecured. As such, generally accepted accounting principles requires that the notes receivable be reflected as contra-equity rather than as assets. The Company has retained counsel in connection with this matter and it is the Company’s intent to commence an action against a number of defendants to recover the value of the notes receivable and appropriate damages.

At both October 31, 2005 and April 30, 2005, notes receivable - subscriptions amounted to $104,231,610. The Company has not received any interest payments on the 2.5% mortgages through October 31, 2005.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

8.	STOCKHOLDERS’ DEFICIENCY (Continued)

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

1.
A penalty equal to .75% per month with .25% payable in cash at month end and .50% deferred. The penalty began accruing April 1, 2005. The registration penalty for the months of April 2005 through October 2005 amounted to $2,250,000 and such amount has been accrued. The cash portion of the penalty for the months of April 2005 through August 2005 totaling $625,000 was paid.

2.	The deferred monthly penalty is payable on December 31, 2005.

3.	After the ninety day period, if the registration is not effective, the monthly penalty will be .75% and is payable in cash at month end.

4.	This agreement expires January 31, 2006.

In connection with a consulting agreement with Maxim Group, LLC effective on January 18, 2005, the Company issued 500,000 warrants exercisable at $2.00. All warrants expire on January 17, 2010. The warrants were valued at $375,560. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement. For the three and six months ended October 31, 2005, stock-based compensation amounted to $93,891 and $187,780, respectively.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

9.	CONTINGENCIES

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

There is no other pending litigation or other material claims or actions that we are aware of.

10.	OTHER MATTERS

The September 15, 2005 transaction described in the Form 10-QSB filed for the quarter ended July 31, 2005 between the Private Equity Management Group, Inc., Genesis Voyager Equity Corporation and the Company was not consummated by October 15, 2005 by mutual agreement and the breakup fee of $2,000,000 was not payable.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004
(Continued)

10.	OTHER MATTERS (Continued)

On October 25, 2005, the Company and its Barbados insurance subsidiary, SIL, entered into a binding letter agreement (the “Letter Agreement”) with Grupo Lakas S.A., a Panamanian corporation (“Grupo Lakas”), pursuant to which Grupo Lakas agreed to make an investment through its wholly-owned Barbados subsidiary (the “Investor”), in shares of preferred stock (“Preferred Stock”) of our subsidiary, Strategy Holding Company Limited (“Strategy Holding”), having a value of $700 million (the “Investment”). The Letter Agreement provides that the Preferred Stock of Strategy Holding will pay (i) a dividend at an annual rate of 3.43% (that is, $24 million) per annum, which will accrue and be payable on the last day of June and December in each year, commencing on June 30, 2006; as well as (ii) an additional dividend equal to 12% of the gross premium written by SIL, above $200 million, provided that such additional dividend will not exceed $60 million in any year. The Letter Agreement further provides that the Preferred Stock will be perpetual and will be redeemable by Strategy Holding at its option, for an amount equal to $700 million plus accrued and unpaid dividends.

The Investor will pay the purchase price for the Preferred Stock by issuing to Strategy Holding a convertible promissory note (the “Note”) in the principal amount of $700 million. The Note will have a term of ten years, bear an annual interest rate of 3%, and will be collateralized by $900 million worth of marketable assets. The Note shall provide that at any time and from time to time, the Company (and its assigns) shall have the right, in the sole discretion thereof, to convert (the “Conversion Right”) the Peat Certificates and/or the underlying peat constituting collateral for the Note to cash proceeds, such cash proceeds to be applied as a deemed prepayment of the outstanding principal balance of, and accrued interest on, the Note (and such amounts shall be applied to either the outstanding interest or principal balance, as determined by the Company in its sole discretion). The Company (or its assigns) may from time to time, at its sole discretion, sell or assign one or more of the Peat Certificates, and/or may mine, or cause to be mined, all or any of the peat evidenced by any such Peat Certificate, in accordance with the terms of the relevant Peat Concession. Strategy Holding has agreed to contribute the assets underlying the Note to SIL, in an effort to increase the statutory capital base of SIL. We believe that the assets underlying the Note qualify as additional statutory capital for SIL under the Barbados Exempt Insurance Act, and the Letter Agreement requires SIL, within sixty (60) days from the execution and delivery of the Letter Agreement, to make an application to the Barbados Supervisor of Insurance for a ruling confirming the same. In the event the Barbados Supervisor of Insurance does not provide a favorable ruling within ninety (90) days from the submission of the application by SIL, then either Grupo Lakas or we may opt out of, and unwind, any and all agreements entered into relating to the Investment.

As additional consideration for making the Investment, we agreed to issue to Grupo Lakas or its assigns, warrants to acquire approximately 7 million shares of our common stock, exercisable for a period of two (2) years from the issue date at an exercise price of $1.75 per share. We agreed that the Investor will have a right to demand registration of shares of our common stock underlying the warrants if such shares are not registered within one (1) year from their issuance date. We further agreed to pay a fee to Grupo Lakas or its designees in the amount of $2 million within ninety (90) days of receipt by SIL of the above ruling from the Barbados Supervisor of Insurance. Separately, the Letter Agreement provides that, in connection with the Investment, for as long as more than 50% of the Preferred Stock remains outstanding, the holder of the Preferred Stock will be entitled to appoint two directors to our board of directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended April 30, 2005, which we filed with the Commission on September 16, 2005 (which is also being incorporated by reference herein) (such report, the “2005 Annual Report”), and (2) our quarterly report on Form 10-QSB for the quarter ended October 31, 2005. Specific reference is made to the 2005 Annual Report with respect to all information in the 2005 Annual Report which is referred to in this quarterly report.

As used in this quarterly report, to term “we”, “us”, our”, “Strategy International”, the “Company” or “our company” refer to Strategy International Insurance Group, Inc., a Texas corporation.

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

As we disclosed in our 2005 Annual Report, following an improper discharge of the mortgages underlying the mortgage notes receivable in the amount of approximately $104 million, which was put in place in connection with the initial capitalization of Strategy Holding and then transferred to SIL, our management is now in the process of reassessing our business. Our management is taking appropriate measures to address the above development, and is, among other things, making efforts to recapitalize SIL. Until SIL receives additional capital, it will not write new insurance business on either an individual or program basis; however, its underwriting business should be unaffected by the above recent developments.

As disclosed in our 2005 Annual Report, on September 15, 2005, Strategy International, Strategy Holding and SIL entered into a binding letter of intent with a private equity group (collectively, the “Investor Group”) regarding the transactions described below (the “Transactions”).

Investor Group was to contribute (the “Investment”) to a subsidiary of SIL (the “SPV”) Investor Group’s beneficial interest in a portfolio of life settlement insurance policies (“Policies”) with a face value of U.S. $125,000,000 and an investment grade rating (the “Required Rating”), which policies are held for the benefit of Investor Group and shareholders in a series of trusts (the “Trusts”). The SPV will issue to Investor Group preferred shares (the “Preferred Shares”), which was to have cumulative dividends (the “Dividend Payments”) from January 16, 2006 to January 15, 2016 of $11,250,000 per annum and thereafter of $22,500,000 per annum. The Preferred Stock redeemable six and one half years after issuance, for $125,000,000 (the “Redemption Payment”), and if not redeemed by January 15, 2016, management control of the SPV would have reverted to Investor Group. Strategy International would be required to procure credit default insurance policies (the “Insurance”) on the Policies, the Dividend Payments and the Redemption Payment by January 15, 2006, or Investor Group would have been able to exercise its rights as pledgee of the common stock of the SPV and Strategy International would have been required to pay Investor Group $5,812,500. All agreements relating to the transactions would then be deemed terminated. We have described a number of other terms and conditions of the proposed Transactions in our 2005 Annual Report. Importantly, if the Investment was not consummated by October 15, 2005, for any reason other than (1) upon Investor Group’s determination not to proceed, (2) Investor Group not negotiating in good faith and in a commercially reasonable manner, or (3) Investor Group has not satisfied its preconditions, Strategy International must pay Investor Group a break-up fee of $2,000,000.

The September 15, 2005 transaction described in the preceding paragraph and in the Form 10-QSB filed for the quarter ended July 31, 2005 between the Private Equity Management Group, Inc., Genesis Voyager Equity Corporation and the Company was not consummated by October 15, 2005 by mutual agreement and the breakup fee of $2,000,000 was not payable.

On October 25, 2005, the Company and its Barbados insurance subsidiary, SIL, entered into a binding letter agreement (the “Letter Agreement”) with Grupo Lakas S.A., a Panamanian corporation (“Grupo Lakas”), pursuant to which Grupo Lakas agreed to make an investment through its wholly-owned Barbados subsidiary (the “Investor”), in shares of preferred stock (“Preferred Stock”) of our subsidiary, Strategy Holding Company Limited (“Strategy Holding”), having a value of $700 million (the “Investment”). The Letter Agreement provides that the Preferred Stock of Strategy Holding will pay (i) a dividend at an annual rate of 3.43% (that is, $24 million) per annum, which will accrue and be payable on the last day of June and December in each year, commencing on June 30, 2006; as well as (ii) an additional dividend equal to 12% of the gross premium written by SIL, above $200 million, provided that such additional dividend will not exceed $60 million in any year. The Letter Agreement further provides that the Preferred Stock will be perpetual and will be redeemable by Strategy Holding at its option, for an amount equal to $700 million plus accrued and unpaid dividends.

The Investor will pay the purchase price for the Preferred Stock by issuing to Strategy Holding a convertible promissory note (the “Note”) in the principal amount of $700 million. The Note will have a term of ten years, bear an annual interest rate of 3%, and will be collateralized by $900 million worth of marketable assets. The Note shall provide that at any time and from time to time, The Company (and its assigns) shall have the right, in the sole discretion thereof, to convert (the “Conversion Right”) the Peat Certificates and/or the underlying peat constituting collateral for the Note to cash proceeds, Such cash proceeds to be applied as a deemed prepayment of the outstanding principal balance of, and accrued interest on, the Note (and such amounts shall be applied to either the outstanding interest or principal balance, as determined by the Company in its sole discretion). The Company (or its assigns) may from time to time, at its sole discretion, sell or assign one or more of the Peat Certificates, and/or may mine, or cause to be mined, all or any of the peat evidenced by any such Peat Certificate, in accordance with the terms of the relevant Peat Concession. Strategy Holding has agreed to contribute the assets underlying the Note to SIL, in an effort to increase the statutory capital base of SIL. We believe that the assets underlying the Note qualify as additional statutory capital for SIL under the Barbados Exempt Insurance Act, and the Letter Agreement requires SIL, within sixty (60) days from the execution and delivery of the Letter Agreement, to make an application to the Barbados Supervisor of Insurance for a ruling confirming the same. In the event the Barbados Supervisor of Insurance does not provide a favorable ruling within ninety (90) days from the submission of the application by SIL, then either Grupo Lakas or we may opt out of, and unwind, any and all agreements entered into relating to the Investment.

As additional consideration for making the Investment, we agreed to issue to Grupo Lakas or its assigns, warrants to acquire approximately 7 million shares of our common stock, exercisable for a period of two (2) years from the issue date at an exercise price of $1.75 per share. We agreed that the Investor will have a right to demand registration of shares of our common stock underlying the warrants if such shares are not registered within one (1) year from their issuance date. We further agreed to pay a fee to Grupo Lakas or its designees in the amount of $2 million within ninety (90) days of receipt by SIL of the above ruling from the Barbados Supervisor of Insurance. Separately, the Letter Agreement provides that, in connection with the Investment, for as long as more than 50% of the Preferred Stock remains outstanding, the holder of the Preferred Stock will be entitled to appoint two directors to our board of directors.

SIL operates through its underwriting office in Barbados and through its two wholly-owned subsidiaries which provide marketing and administrative support, Strategy Insurance (Canada) Limited based in Toronto, Canada, and Strategy Underwriting Agency Limited, based in London, England.

On June 24, 2005, through SIL, the Company concluded a Shareholders Agreement with Forestre (Holdings) Limited, (“ForestRe”), a private consulting firm registered in England and Wales, and certain stockholders of ForestRe (the “Stockholders”), pursuant to which the Company and the Stockholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. The Company provides the underwriting capacity to support the insurance program and the Stockholders provide the expertise in the class of business. As part of this transaction, we acquired a 60% ownership interest in ForestRe for GBP20,000 ($36,096) through SIL and for the Company’s commitment to extend a working capital loan facility and underwriting support.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company’s options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through October 31, 2005.

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

The April 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2005, its results of operations for the three and the six months ended October 31, 2005 and 2004 and its cash flows for the three and the six months ended October 31, 2005 and 2004.

The statements of operations for the three and the six months ended October 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended April 30, 2005.

Results of Operations for the Three Months Ended October 31, 2005 and 2004

The following is a discussion and analysis of our results of operations for the above periods:

Revenues

Net Earned Written Premiums

The Company has completed its first full year of operations and did not generate any premiums until the quarter ended October 31, 2004. Gross premiums written in the quarter ended October 31, 2004 amounted to $753,992, those premiums were earned in Asia and Europe. Unearned premiums amounted to $312,621 so that net earned written premiums totaled $441,371. Gross premiums written in the quarter ended October 31, 2005 amounted to $5,704,698. Unearned premiums amounted to $5,098,914 so that net earned written premiums totaled $605,784. Insurance premiums were earned in the following countries as follows:

Australia	$2,295
Canada	14,569
United Kingdom	119,495
United States of America	196,500
South Korea	44,695
India	228,230
$605,784

Interest and Investment Income

In the quarter ended October 31, 2005, interest and investment income included income earned on mortgages, loans and interest on short-term investments. Interest on mortgages and loans amounted to $1,542,573. The Company invests its cash in short-term bank overnight notes. Investment income amounted to $279,592.

In 2004, interest income only included amounts earned on mortgages.

Claims and Expenses

Claims and expenses totaled $5,249,185 in the quarter ended October 31, 2005 and $2,403,002 in the corresponding period in 2004 and included the following:

General and Administrative Expenses

In the quarter ended October 31, 2005, general and administrative expenses amounting to $3,435,661 included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees, consulting fees and services and $1,125,000 of liquidated damages relating to registration penalties as previously discussed more in details in (Note 8 of the Financial Statements).

Consulting fees and services included services provided for specialized expertise in various areas including sales and marketing, actuarial work, technological development as well as for management expertise to assist in designing and launching our various programs. In the corresponding period in 2004, general and administrative expenses amounted to $2,273,291 and consisted primarily of consulting and professional fees.

Claims Reserve Expense

In the quarter ended October 31, 2005, the Company increased its reserve of 25% of the gross premiums written by $1,469,644.

Other Income (Expense)

Interest Expense

In the second fiscal quarter of 2005, interest expense amounted to $2,500,556.

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

Net Loss

The net loss in the second fiscal quarter of 2005 amounted to $5,288,741 and the net loss in the corresponding period in 2004 was $1,310,183 for the reasons stated above.

Results of Operations for the Six Months Ended October 31, 2005 and 2004

The following is a discussion and analysis of our results of operations for the above periods:

Revenues

Net Earned Written Premiums

The Company has completed its first full year of operations and did not generate any premiums until the quarter ended October 31, 2004. Gross premiums written in the six months ended October 31, 2005 amounted to $753,992, those premiums were earned in Asia and Europe. Unearned premiums amounted to $312,621 so that net earned written premiums totaled $441,371. Gross premiums written in the six months ended October 31, 2005 amounted to $5,997,895. Unearned premiums amounted to $5,210,823 so that net earned written premiums totaled $787,072. Insurance premiums were earned in the following countries as follows:

Australia	$2,295
Canada	34,202
United Kingdom	236,454
United States of America	196,500
South Korea	89,391
India	228,230
$787,072

Interest and Investment Income

In the six months ended October 31, 2005, interest and investment income included income earned on mortgages, loans and interest on short-term investments. Interest on mortgages and loans amounted to $2,971,169. The Company invests its cash in short-term bank overnight notes. Investment income amounted to $492,728.

In 2004, interest income only included amounts earned on mortgages.

Claims and Expenses

Claims and expenses totaled $8,266,287 in the six months ended October 31, 2005 and $2,865,844 in the corresponding period in 2004 and included the following:

General and Administrative Expenses

In the six months ended October 31, 2005, general and administrative expenses amounting to $6,175,723 included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees, consulting fees and services and $2,250,000 of liquidated damages relating to registration penalties as previously discussed more in details in (Note 8 of the Financial Statements).

Consulting fees and services included services provided for specialized expertise in various areas including sales and marketing, actuarial work, technological development as well as for management expertise to assist in designing and launching our various programs. In the corresponding period in 2004, general and administrative expenses amounted to $2,736,133 and consisted primarily of consulting and professional fees.

Claims Reserve Expense

In the quarter ended October 31, 2005, the Company increased its reserve of 25% of the gross premiums written by $1,499,474.

Other Income (Expense)

Interest Expense

During the six months ended October 31, 2005, interest expense amounted to $4,822,771.

Interest on the Redeemable Insured Preferred Stock Series A totaled $2,500,000. Such preferred stock was accounted for as a long-term liability under U.S. generally accepted accounting principles as it has a mandatory redemption feature. As such, all dividends paid are treated as interest expense. The balance of the interest incurred was on various other short-term notes payable and long-term mortgage notes payable.

Net Loss

The net loss during the six months ended October 31, 2005 amounted to $8,783,963 and the net loss in the corresponding period in 2004 was $894,909 for the reasons stated above.

Liquidity and Capital Resources

At October 31, 2005, we had cash of $667,136, a decrease of $2,119,825 from our balance at April 30, 2005 of $2,786,961. Cash used in operating activities amounted to $4,971,060. The primary reason for the decrease was to fund the net loss generated for the period. Cash provided from investing and financing activities amounted to $2,955,758. The primary reason for the increase was a loan we received from a related party in the amount of $1,250,000. The proceeds of the loan were used to pay a quarterly dividend payment due to the holders of the Redeemable Insured Series A Preferred Stock of Holdings. We also received another loan from another related party in the amount of $453,933 to pay other obligations.

As disclosed in our 2005 Annual Report, our auditors have issued a “going concern” qualification as part of their opinion in the audit report relating to our audited financial statements. As shown in our financial statements included as part of this quarterly report, for the six months ended October 31, 2005, we have incurred a net loss of $8,783,963 and had a working capital deficit of $10,203,779 as of October 31, 2005 and have generated negative cash flows from operations. Our ability to continue as a going concern is contingent upon our ability to effect the contemplated capitalization of SIL, our insurance subsidiary, to general sufficient revenues, and to obtain debt and/or equity financing to fund our operations and to follow through with our projected business plan. Our management has plans to seek additional capital through debt and/or equity financing, however, no assurance can be given as to the timing or our ability to receive such financing.

The Company has entered into a Letter Agreement whereby the Company will receive a Convertible Note Receivable in the amount of $700,000,000 and issue Preferred Stock equal to that amount. See the discussion of the transaction above within the Overview section. The increase in stockholders' equity will be based on the results of an independent valuation report, currently in progress.

Our operating subsidiary, SIL, has been the source of business income relating to insurance operations. At present, until SIL has completed the above mentioned transaction and received regulatory approval for such, it will not write new insurance business on either an individual or program basis; however, its underwriting business should be unaffected. Premiums have been sporadic through our first full fiscal year ended April 30, 2005 and the six months period ended October 31, 2005.

With respect to the nature of our business, claims are not likely to impact our liquidity position in the near future. These policies extend over varying lengths of time and claims can be made, in certain cases, only at the end of the policy periods when losses and related claims can be ascertained.

From an investment perspective, this allows us to define more accurately when funds may be required to pay out claims, thus providing an opportunity to match investment periods with anticipated claim dates.

As discussed elsewhere in this quarterly report and in our 2005 Annual Report, it is difficult for us to accurately estimate the loss reserves. In recognition of the need to set aside funds for potential claims, a reserve of $3,046,732, representing 25% of gross premiums written since our inception, has been created. This is effectively our IBNR.

We are a new company providing insurance, through SIL, to niche markets. However, as noted above, SIL will not write any new insurance business until we have been able to provide additional capital to SIL.

Generally, underwriting management ascertains at the inception of each policy what losses might arise on each particular piece of business. Policy pricing (premium) and requisite loss reserves are determined at that point in time. As SIL develops more of an operating history, it will be in a better position to more accurately calculate our loss reserves.

The Company has restricted cash amounting to $32.3 million at October 31, 2005.  Such cash represents funds to be invested, through the placement of mortgages in special purpose residential real estate properties in Canada.  The properties are being developed by the Lux Group, Inc., a related party (see Note 7 of the financial statements).

We are holding mortgage notes receivable from three companies totaling $46.8 million. Such mortgages provided capital in connection with such companies’ real estate development activities. Long-term debt totaling $50 million consists of mortgages notes issued to facilitate our investment in the mortgage notes receivable issued.

Our operating expenses are currently approximately $550,000 per month. In order to meet the Company’s future cash requirements we will be dependent upon our ability to raise additional capital, achieve profitable operations and/or continue to obtain working capital loans or advances from management and related parties. In addition, in an effort to ensure that we have access to sufficient funds to meet our needs, from time to time we may attempt to raise financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on the capital resources that may be available to us.

SIL began quoting on possible insurance business immediately following the receipt of permission to operate from the Ministry of Finance (Barbados) on March 26, 2004. The nature of the insurance business is such that individual pieces of business can take many months to negotiate and come to fruition. In view of our need to raise additional capital for SIL, it will not be quoting insurance until such additional capital is received as contemplated. SIL will continue to support its existing business. It is difficult to predict at this early stage in our development what proportion of business quoted will generate revenues because we do not have a sufficient history by which to accurately estimate such numbers.

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

As required by Rule 13a-15(d), our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the quarterly period ended October 31, 2004, we have concluded that the system of disclosure controls and procedures then in effect was not effective because of our lack of an adequate accounting staff, as more fully described below. As a result of this conclusion, we initiated the changes in our internal controls over financial reporting, also described below.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Change in internal controls over Financial Reporting. During the quarter ended October 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

Lack of Adequate Accounting Staff

During the quarterly period ended October 31, 2004, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. Insufficient controls over dissemination of information regarding non-routine and complex transactions to our accounting staff by our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff resulted. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our quarterly period ended October 31, 2004. Such adjustments have been recorded in our books and are reflected in our financial statements found under “Item 1. Financial Statements.”

Effective February 1, 2005, we hired a new Chief Financial Officer, together with two additional accounting and control staff members, with the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. We are implementing additional control policies and procedures to resolve the above mentioned internal control weakness. We plan to retain one or two independent non-employee directors, who would form a majority of the audit committee to be designated by our board of directors. Such audit committee will have the responsibility to oversee our accounting and financial reporting processes and to communicate with our independent registered accounting firm.

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

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.

Date: December 15, 2005	By:	/s/ Steven Stonhill

Name: Steven Stonhill Title: Chairman of the Board and Chief Executive Officer

Date: December 15, 2005	By:	/s/ Louis Lettieri

Name: Louis Lettieri Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.