Form 10QSB
period 2006-01-31
STRATEGY INTERNATIONAL INSURANCE GROUP INC
filed 2006-03-31
CIK 1249869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,327,503 shares of Common Stock, $0.001 par value per share, outstanding as of March 29, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$444,383	$2,786,961
Accounts receivable	449,032	553,753
Mortgage notes receivable	6,230,807	6,230,807
Loan receivable	900,000	900,000
InInterest receivable (includes $0 and $542,667 from related parties)	2,525,795	784,357
Prepaid expenses and other current assets (includes $707,398 and $0 from related parties)	1,145,489	129,874
Total Current Assets	11,695,506	11,385,752

Cash - restricted	32,603,803	32,046,385
Marketable securities	351,589	-
Secured convertible note receivable	533,134,862	-
Mortgage notes receivable	66,947,049	23,000,000
Mortgage notes receivable - related parties	8,000,000	8,000,000
Interest receivable - related parties	1,341,177	-
Property and equipment - net	509,614	84,920
Other assets	1,954,651	253,571
Goodwill	596,532	-
Due from related parties	509,741	256,049
Total Assets	$657,644,524	$75,026,677

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Long term debt - current portion	$5,021,250	$7,000,000
Preferred dividend payable	387,589	-
Accounts payable and accrued liabilities (includes $109,073 and $6,302 from related parties)	9,331,681	1,745,385
Note and loans payable - related party	2,316,753	275,000
Premium advance	-	100,000
Unearned premiums	6,596,389	1,473,712
Claims reserves	3,239,901	1,547,258
Due to affiliate	6,428,929	206,433
Total Current Liabilities	33,322,492	12,347,788

Long-term liabilities
ReeRedeemable Insured Preferred Stock Series A - net of issuance costs of $1,780,289 and $2,216,279 (Liquidation preference $50,000,000)	43,296,804	40,434,068
Long-term debt - net of current portion - net of issuance costs of $249,294 and $0	73,250,314	23,000,000
Long-term debt - related party	1,250,000	-
Total Long-term Liabilities	117,797,118	63,434,068
Total Liabilities	151,119,610	75,781,856

Contingencies

Stockholders' Equity (Deficiency):
10% Cumulative Class A Preferred stock ($.001 stated value, unlimited shares authorized, 47,670 issued and outstanding)	48	48
10% Cumulative Class B Preferred stock ($.001 stated value, unlimited shares authorized, 56,562 issued and outstanding)	57	57
Series B Preferred stock (no par value, unlimited shares authorized, 5,000 shares issued and outstanding)	1,000,000	1,000,000
Series D Preferred stock (no par value, unlimited shares authorized, 24 shares issued and outstanding) (Redemption value $700,000,000)	517,870,149	-
Common stock ($.001 par value, 100,000,000 shares authorized 64,227,503 and 63,197,503 shares issued and outstanding at January 31, 2006 and April 30, 2005, respectively)	64,227	63,197
Additional paid-in capital	114,055,717	117,595,346
Less: Notes receivable - subscriptions	(104,231,610)	(104,231,610)
Deferred compensation	-	(266,022)
Currency translation adjustment	(153,017)	(4,173)
Unrealized gain on marketable securities	(351,589)	-
Accumulated deficit	(22,432,246)	(14,912,022)
Total Stockholders' Equity (Deficiency)	506,524,914	(755,179)
Total Liabilities and Stockholders' Equity (Deficiency)	$657,644,524	$75,026,677

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	January 31,		January 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenue:
Gross written premium	$772,677	$1,512,087	$6,770,572	$1,953,458
Less: Adjustments to unearned premium	(96,354)	-	5,114,469	-
Net earned written premium	869,031	1,512,087	1,656,103	1,953,458
Interest income (includes $266,170, $225,666, $798,510 and $225,666 from related parties)	6,541,250	963,050	9,512,419	2,492,614
Investment income	279,418	-	772,146	-
Total revenue	7,689,699	2,475,137	11,940,668	4,446,072

Claims and Expenses:
General and administrative expenses	3,155,896	4,300,744	9,363,473	7,036,877
Claims reserve expense	193,170	-	1,692,644	-
Bro Brokerage and acquisition costs (includes $39,300, $3,000,000, $78,600 and $3,000,000 from related parties)	76,545	3,085,949	184,707	3,215,660
Amortization of finance costs	269,628	181,663	689,691	181,663
Depreciation	51,390	8,467	82,401	8,467
Total claims and expenses	3,746,629	7,576,823	12,012,916	10,442,667

Income (loss) from operations	3,943,070	(5,101,686)	(72,248)	(5,996,595)

Other Income (Expense):
Gain on foreign currency transactions	157,279	-	157,279	-
Interest expense (includes $74,146, $2,865, $102,733 and $2,865 from related parties)	(2,836,610)	(2,099,638)	(7,659,381)	(2,099,638)
Minority interest in loss of subsidiary	-	-	54,126	-
Net income (loss)	1,263,739	(7,201,324)	(7,520,224)	(8,096,233)

Deemed dividend on Redeemable Insured
Preferred Stock Series A	722,917	602,431	2,168,751	602,431
Dividend on Preferred Stock Series D	3,091,699	-	3,091,699	-
Dividend on 10% Cumulative Class A and Class B Preferred Stock	-	2,616,438	-	2,616,438
Net loss attributable to common stockholders	$(2,550,877)	$(10,420,193)	$(12,780,674)	$(11,315,102)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.17)	$(0.20)	$(0.19)

Basic and diluted weighted average common shares outstanding	63,376,633	63,023,491	63,257,213	59,767,773

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)

	January 31,
	2006	2005
		(Restated)

Cash Flows from Operating Activities:
Net loss	$(7,520,224)	$(8,096,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of finance costs	689,691	181,663
Amortization of deferred stock based compensation	266,022	14,889
Amortization of discount of secured convertible note receivable	(1,834,862)	-
Depreciation	82,401	8,467
Minority interest in loss of subsidiary	(54,126)	-
Common stock issued for services rendered	-	2,804,930
(Increase) decrease in:
Accounts receivable	104,721	-
Interest receivable	(5,774,436)	(2,410,246)
Prepaid expenses	(917,536)	(75,000)
Other assets	(1,292,080)	(174,759)

Increase (decrease) in:
Accounts payable and accrued liabilities	7,068,804	715,532
Due from/to affiliate	(3,777,504)	-
Premium advance	(100,000)	-
Unearned premiums	5,122,677	-
Claims reserves	1,692,643	1,476,092
Net cash used in operating activities	(6,243,809)	(5,554,665)

Cash Flows from Investing Activities
Cash paid for mortgage notes receivable	(49,659,375)	(8,000,000)
Repayments received on mortgage notes receivable	5,857,316	-
Acquisitions of property and equipment	(504,026)	(35,761)
Restricted cash - net activity	(557,418)	(33,121,338)
Loans to related parties	(253,692)	(2,109,218)
Acquisition of subsidiary	(36,096)	-
Cash received in acquisition	8,113	15,230
Net cash used in investing activities	(45,145,178)	(43,251,087)

Cash Flows from Financing Activities:
Proceeds from long-term debt	50,400,000	7,000,000
Proceeds of long-term debt - related party	1,250,000	-
Issuance costs for Series D Preferred stock- net of affiliate consulting fee	(2,017,000)	-
Finance costs of long-term debt	(245,000)	(2,615,937)
Deferred finance costs	(100,000)	-
Proceeds from note and loans payable - related party	2,618,219	275,000
Repayments of note and loans payable - related party	(576,466)	-
Payments of long-term debt	(1,977,221)	-
Proceeds from issuance of series B preferred stock	-	1,000,000
Sale of common stock warrants - net of issuance costs	-	7,125,858
Issuance of redeemable insured Preferred Stock Series A - net of issuance costs	-	41,325,000
Proceeds from bridge loan	-	8,000,000
Repayment of bridge loan	-	(8,000,000)
Dividends paid	-	(2,616,438)
Net cash provided by financing activities	49,352,532	51,493,483

Effect of foreign currency translation	(306,123)	-

Net (decrease) increase in cash	(2,342,578)	2,687,731

Cash - beginning of period	2,786,961	184,000
Cash - end of period	$444,383	$2,871,731

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,014,708	$616,438
Income taxes	$-	$-

Supplemental Disclosures of non cash financing activities:
Acquisition of Forestre (Holdings) Limited	$607,714	$-
Note issued for insurance policy	$98,079	$-
Deemed dividend on Redeemable Insured Preferred
Stock Series A	$2,168,751	$602,431
Series D Preferred stock issued in exchange for secured convertible note receivable	$531,300,000	$-
Common stock issued for deferred finance costs	$309,000	$-
Unrealized gain on marketable securities	$351,589	$-
Warrants issued as compensation in connection with issuance os Seried D Preferred stock	$1,412,851	$-
Accrued dividend payable	$3,091,699	$-
Common stock issued for services	$-	$2,804,930
Warrants issued as compensation in connection with consulting agreement	$-	$375,560

The accompanying notes are an integral part of these financial statements.

STRATEGY INTERNATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006 AND 2005

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Strategy International Insurance Group, Inc.(the "Company" or "Strategy International") is a holding company of wholly-owned subsidiaries in insurance and related financing, real estate and energy areas. Strategy International’s predominant subsidiary is Strategy Insurance Limited ("SIL"), a Barbados company, an integrated, international provider of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingency, liability and other specialty insurance and reinsurance. Strategy International has developed and intends to continue its efforts to develop the practice of introducing credit insurance programs in other areas, including construction and real estate development. SIL is a wholly-owned subsidiary of Strategy Holding Company Limited ("Strategy Holding"), a Barbados company, which in turn is a direct wholly-owned subsidiary of Strategy International. SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004, which authorizes SIL to engage in the following classes of insurance business from within Barbados:

☐	General insurance business;

☐	Credit insurance;

☐	Liability insurance;

☐	Mortgage indemnity insurance;

☐	Rental guarantee insurance; and

☐	Reinsurance.

The license is subject to annual renewal and has been renewed through December 31, 2006.

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

On June 24, 2005, the Company entered into a Shareholders Agreement with Forestre (Holdings) Limited (“ForestRe”), a private consulting firm registered in England and Wales, and certain stockholders (the “Stockholders”), pursuant to which the Company and the Stockholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. The Company provides the underwriting capacity to support the insurance program and the Stockholders provide the expertise in the class of business to make it a successful venture.

As part of this transaction, the Company acquired a 60% ownership interest in ForestRe in consideration for an investment of GBP20,000 ($36,096) and a working capital loan facility. ForestRe owns ForestRe Limited and Agro Forest Risk Management Limited. Together these companies design risk transfers mechanisms for small forest and plantation owners through out the world.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $7,520,224 for the nine months ended January 31, 2006 and $14,958,708 for the year ended April 30, 2005, has a working capital deficit of $20,285,809 and $962,036 as of January 31, 2006 and April 30, 2005, respectively, and has generated negative cash flows from operations. In addition, in September 2005, the Company voluntarily withdrew from writing new business as a result of the unauthorized discharge of certain mortgages resulting in a loss of regulatory capital (see Note 9). The future of the Company is dependent upon its ability to generate sufficient revenues and to obtain debt and/or equity financing to fund its operations and to follow through on its projected business plan. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

In December 2005, the Company successfully completed a transaction that raised new equity capital of approximately $518 million for its wholly-owned Barbados subsidiary, Strategy Holding Company Limited ("Holding") (see Notes 4 and 9). While this transaction added significant new capital, the investment consisted of non-cash assets not readily convertible to cash. In February 2006, the Company requested approval from the office of the Supervisor of Insurance and Finance of Barbados to have this contributed capital allowed as regulatory capital for its insurance subsidiary, SIL.

The Company believes it will be successful in receiving this approval and recommence its business plan and insurance operation and find additional ways to utilize the non-cash assets for the future benefit of its operations.  However, there can be no assurance that we will be successful in doing so. The ability of the Company to utilize or convert the non-cash assets into working capital and/or receive approval of such non-cash assets as regulatory capital, therefore continues to raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

Interim Presentation

The April 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2006, its results of operations for the nine and three months ended January 31, 2006 and 2005 and its cash flows for the nine months ended January 31, 2006 and 2005.

The statements of operations for the nine months ended January 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended April 30, 2005.

Restatement

During the audit of the financial statements as of and for the year ended April 30, 2005, it was discovered that certain transactions were not properly recorded within the quarters, however were reflected within the year end financial statements. The Company has therefore restated the statements of operations for the nine and three months ended January 31, 2005 and the statement of cash flows for the nine months ended January 31, 2005 to properly reflect transactions within the proper quarters for the following:

1.	To reverse the accrual of unpaid cumulative dividends on the 10% Cumulative Class A and Class B preferred stock. Accrued dividends amounted to $5,200,932 for the nine months ended January 31, 2005.
2.
To record a deemed dividend on Redeemable Insured Preferred Stock Series A in the amount of $602,431 for the nine and three months ended January 31, 2005 and to reclassify interest expense recorded as dividends in the amount of $1,033,055 for the nine and three months ended January 31, 2005.

3.
To record the issuance of 977,503 and 177,504 shares of common stock for consulting services for the nine and three months ended January 31, 2005, respectively. Consulting services amounted to $1,829,930 and $317,932 for the nine and three months ended January 31, 2005, respectively.

4.	To record the issuance of 750,000 shares of common stock for interest in the nine and three months ended January 31, 2005. The shares were valued at $975,000.
5.	To decrease the amortization of finance costs of Redeemable Insured Preferred Stock Series A by $83,073 for the nine and three months ended January 31, 2005.
6.	To reclassify unamortized finance costs to consulting expense in the amount of $938,000 for the nine and three months ended January 31, 2005.
7.	To accrue consulting expenses in the amount of $120,833 for the nine and three months ended January 31, 2005.
8.	To accrue interest on a related party note payable in the amount of $2,865 for the nine and three months ended January 31, 2005.
9.	To record the amortization of deferred stock based compensation of $14,889 for the nine and three months ended January 31, 2005.

The effect of the restatement was to increase net loss by $3,798,444 ($.06 per share) for the nine months ended January 31, 2005, increase net loss by $2,286,446 ($.04 per share) for the three months ended January 31, 2005, decrease net loss attributable to common stockholders by $1,833,163 ($.03 per share) for the nine months ended January 31, 2005 and increase net loss attributable to common stockholders by $1,866,419 ($.03 per share) for the three months ended January 31, 2005.

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

	2006	2005

Warrants (weighted average)	38,830,663	8,173,606

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-based Payment,” which replaced SFAB No.123, Accounting for Stock-based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123 (R) requires companies to recognize in their statement of income the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation cost, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123 (R) had no impact on the Company’s results of operations for the nine months ended January 31, 2006.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

2. ACCOUNTS RECEIVABLE

At January 31, 2006 and April 30, 2005, three customers and one customer accounted for 100% of the Company’s accounts receivable, respectively.

3. SALES AND MAJOR CUSTOMERS

Net earned written premiums were earned in the following countries for the nine and three months ended January 31, 2006:

	Nine Months	Three Months
	Ended	Ended
	January 31, 2006	January 31, 2006
Australia	$9,180	$6,885
Canada	51,278	17,076
United Kingdom	371,448	134,994
United States of America	405,418	208,918
South Korea	134,089	44,698
India	684,690	456,460
	$1,656,103	$869,031

Net earned written premiums resulted from policies entered into prior to the Company’s voluntary withdrawal from writing new business in September 2005, due to the unauthorized discharge of certain mortgages, resulting in a loss of regulatory capital (see Note 9).

The Company earned 88% and 91% of its net earned written premiums from three customers for the nine and three months ended January 31, 2006, respectively.

4. SECURED CONVERTIBLE NOTE RECEIVABLE

On December 14, 2005, the Company and Holding concluded a Capital Investment transaction outlined in the binding letter agreement entered into on October 25, 2005 (the “Master Investment Agreement”) with Grupo Lakas S.A., a Panamanian corporation (“Grupo Lakas” or "Investor"), Panama Peat S.A., a Panamanian corporation (“Panama Peat”) and Changuinola Peat S.A., a Panamanian corporation. Pursuant to the Master Investment Agreement, Grupo Lakas made an investment with a face value of $700,000,000 (the “Investment”) in Holding by issuing to Holding, a promissory note in the original principal amount of $700,000,000 (the “Note”). In consideration for making the investment in Holding, Holding has issued to Grupo Lakas, Series D Preferred stock ("Series D Preferred") (see Note 9).

The obligations of Grupo Lakas under the Note are secured by bearer peat certificates (the “Peat Certificates”) representing the right to obtain peat, a pre-coal stage organic material used as energy or for horticultural use, from the Changuinola Peat Deposit of Northwestern Panama. The peat has an estimated value within a range of $760 million to $1.71 billion. The value of the peat was based on a report prepared by independent third party experts. The range represents the fact that there are several viable market channels that are possible to market the peat. The Peat Certificates were issued by Panama Peat and pledged to Holding by Grupo Lakas.

The Note is due and payable on December 15, 2015 and bears a nominal rate of interest of 3% per annum. Holding valued the Note under the provisions of APB No. 21 "Interest on Receivables and Payables", which states in part that the rate of interest of a transaction should approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The Company determined that the appropriate rate of interest should be 5.76%, which approximates LIBOR plus 1% at the date of issuance. As such, the Note was initially valued at $531.3 million. The discount on the Note is being accreted over the term of the Note.

The Note provides that at any time and from time to time, the Company (and its assigns) shall have the right, in the sole discretion thereof, to convert (the “Conversion Right”) the Peat Certificates and/or the underlying peat constituting collateral for the Note to cash proceeds, such cash proceeds to be applied as a deemed prepayment of the outstanding principal balance of, and accrued interest on, the Note (and such amounts shall be applied to either the outstanding interest or principal balance, as determined by the Company in its sole discretion). The Company (or its assigns) may from time to time, at its sole discretion, sell or assign one or more of the Peat Certificates, and/or may mine, or cause to be mined, all or any of the peat evidenced by any such Peat Certificate, in accordance with the terms of the relevant Peat Concession.

The Company has classified the Note received for the issuance of preferred stock as an asset. The classification of the secured note receivable is dependent upon the adequacy of the underlying collateral. The note receivable is classified as an asset in the Company’s balance sheet as the Company has received a security interest in the peat certificates and underlying collateral and the fair value of the peat certificates and/or the underlying fair value of the peat is equal to or greater than the value of the secured Note.

Holding has agreed to contribute the assets underlying the Note to SIL, a subsidiary of Holding, in an effort to increase the statutory and regulatory capital base of SIL. The management of SIL believes that the assets underlying the Note qualify as additional capital for SIL under the Barbados Exempt Insurance Act. The original Master Investment Agreement requires SIL, within sixty (60) days from the execution and delivery of the Letter Agreement, to make an application to the Barbados Supervisor of Insurance and Finance (the "Supervisor") for a ruling confirming the same. Such application was made in February 2006 but the Supervisor has yet to rule on the application. The Agreement called for the Company to pay a facility activation fee of $2,000,000 to Grupo Lakas (or its designees) in the event of the regulatory approval within ninety (90) days of such approval. The Original Master Agreement further provided that in the event the Supervisor does not provide a favorable ruling within ninety (90) days from the submission of the application by SIL, then all transactions contemplated under the Master Investment Agreement will unwind.

On March 23, 2006, the Master Investment Agreement was amended by the Company and Grupo Lakas, waiving the condition of the regulatory approval of the Supervisor. In consideration of the amendment, the parties have agreed to provide that the facility activation fee of $2,000,000 shall be paid, regardless of regulatory approval, as follows - (a) $250,000 within 48 hours of the execution of the amendment and (b) the remaining $1,750,000 to be paid in full within sixty (60) days of the execution of the amendment. As a result, the facility activation fee has been accrued and offset against the value of the Series D Preferred (see Note 9).

As additional consideration for the Investment, the Company issued a warrant to Grupo Lakas (or its assigns) for the purchase of shares of the common stock of the Company pursuant to the terms of a warrant agreement (the "Warrant") (see Note 9).

5. MORTGAGE NOTES RECEIVABLE

Mortgage activity for the nine months ended January 31, 2006 is as follows:

The Company has mortgages with a real estate developer as follows:

a.
A mortgage note (“Mortgage”) for up to a maximum of $23,500,000. Advances taken under the Mortgage bear interest at 3% over prime with a minimum of 8% and are secured by the property. Advances totaling approximately $19,600,000 were taken under the Mortgage. Interest is payable quarterly and the principal is due and payable on August 30, 2008.

b.
A mortgage note in the amount of $9,500,000. The mortgage bears interest at 3% over prime with a minimum of 8% and is secured by the property. Interest is payable quarterly and the principal is due and payable on April 5, 2009.

c.
Second mortgage notes of $8.275 million, $6.625 million and $3.5 million, totaling $18,400,000, issued on January 26, 2006 to three entities (see Note 7). The mortgages bear interest at a rate of 15% per annum and are secured by the respective properties. Interest is payable quarterly and the principal is due and payable in April 2010. The three notes also provide for partial pay downs upon the sale of time share units of each project. There also are exit fees of $4,000,000, $3,375,000 and $1,725,000, respectively, required to be paid to the Company above the principal amounts of the notes. Each note also provides that the Company will receive 45% of any excess profits over and above these amounts on an individual project basis.

The Company has a mortgage with another real estate developer in the amount of C$2,700,000 ($2,352,510 at January 31, 2006). The mortgage bears interest at the rate of 10% per annum and is secured by the property. Principal is due and payable on November 24, 2007.

In February 2006, mortgage notes receivable totaling $6,230,807 were repaid.

6. MORTGAGE NOTES RECEIVABLE - RELATED PARTIES

On October 27, 2004, mortgages were issued to two entities that are controlled by an individual with voting powers for a stockholder. The mortgages total $8,000,000, bear interest at a rate of 13.2% per annum and are secured by the respective properties. Interest is payable monthly and the principal is due on demand. The notes have been classified as long-term as it is management’s intent not to demand payment in the next twelve months.

At January 31, 2006 and April 30, 2005, mortgage notes receivable amounted to $8,000,000. Mortgage interest receivable amounted to $1,341,177 and $542,667 at January 31, 2006 and April 30, 2005, respectively. Interest income earned amounted to $798,510 and $225,666 for the nine months ended January 31, 2006 and 2005, respectively, and $266,170 and $225,666 for the nine and three months ended January 31, 2006 and 2005, respectively.

At April 30, 2005, the entities were in default of the mortgages as they were not making interest payments as required. The Company agreed to defer such receipts at that time. As the Company has not received any interest payments since the issuance of the notes, the Company has classified the interest receivable as long-term at January 31, 2006.

7. LONG-TERM DEBT

The Company has a mortgage note (“Mortgage”) for up to a maximum of $23,500,000. Advances taken under the Mortgage bear interest at 3% over prime with a minimum of 8% and are secured by the property. Advances totaling $22,500,000 were taken under the Mortgage in the nine months ended January 31, 2006. In addition, $1 million of other promissory notes were refinanced under this Mortgage. Interest is payable quarterly and principal is due and payable on August 30, 2008.

During this quarter, the Company entered into a loan agreement ("Agreement") with a private investment company, to obtain financing in the amount of $29,000,000, the proceeds of which were primarily to be utilized to fund $18,400,000 for second mortgage financing for three properties (see Note 5). As of January 31, 2006, the Company received $18,400,000 of the loan proceeds. The Agreement provides that the loans will bear interest at the rate of 10% per annum, payable semi-annually beginning in July 2006 until maturity on or before January 24, 2009. The principal is due on January 24, 2009. The Agreement also calls for the funding of $5,800,000 interest reserve, $2,741,250 for an insurance securitization the Company is obligated to provide and $2,058,750 for fees and working capital to the Company. To date, the Company has received $20,458,750. The Agreement also provides that an affiliate of the private investment company will receive a fee equal to $9,000,000 on a priority basis from the proceeds the Company receives, after the Company receives $31,900,000 from the three projects the Agreement is funding.

In February 2006, mortgage notes totaling $5,000,000 were repaid.

8. RELATED PARTY TRANSACTIONS

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

As ForestRe was acquired during the nine months ended January 31, 2006, any monies owed to the Company would eliminate in consolidation. At April 30, 2005, amounts owed to the Company under the line totaled $244,559.

2. The Company has advanced monies to Lux Group, Inc. (“Lux”). Lux is a related entity as two individuals with voting powers for two stockholders own approximately 32% of Lux. At January 31, 2006 and April 30, 2005, Lux owed the Company $362,641 and $11,490, respectively.

3. The Company has received notes from Reliant Warranty Home Corp. (“Reliant”). The notes bear interest at a rate of 10% per annum. Interest and principal are due on demand. At January 31, 2006, Reliant owed the Company $147,100.

4. The Company made cash advances to and received cash advances from RS Group of Companies, Inc. ("RS Group"), a related entity with which the Company has entered into a letter agreement to acquire (see Note 11). In addition, the Company signed a consulting agreement relating to the Grupo Lakas Investment (see Notes 4 and 9), whereby the Company agreed to pay the lesser of 2% of the Investment or $10,000,000. A $10,000,000 fee was recorded as a cost of issuance and charged against the value of the Series D Preferred stock. In 2005, the Company paid a $3,000,000 commission in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of Redeemable Insured Series A Preferred of Strategy Real Estate Investments Ltd. At January 31, 2006 and April 30, 2005, the Company owed $6,428,929 and $206,433, respectively.

Note and Loans Payable - Related Party

Note and loans payable - related party consists of the following from an individual with voting powers for one of the Company's stockholders:

1. A 5% promissory note in the amount of $275,000 issued in November 2004. Principal and interest are due on demand.

2. Advances totaling $2,041,753. The advances are due on demand and bear interest at a rate of 5% per annum.

Interest expense amounted to $68,918 and $2,901 for the nine months ended January 31, 2006 and 2005, respectively, and $58,521 and $2,901 for the three months ended January 31, 2006 and 2005, respectively. At January 31, 2006 and April 30, 2005, accrued interest amounted to $75,219 and $6,302, respectively.

Long-term Debt - Related Party

Long-term debt - related party consists of a promissory note issued in July 2005, bearing interest at prime, in the amount of $1,250,000, issued to a corporation controlled by an individual with voting powers for one of the Company's stockholders. Interest is payable quarterly and principal is due and payable on or before July 14, 2008.

For the nine and three months ended January 31, 2006, interest expense amounted to $33,855 and $15,625, respectively. At January 31, 2006, accrued interest amounted to $33,855.

9. STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

Subject to certain exceptions, payments of the liquidation preference and all dividends up to a maximum of $65 million is insured with an insurance company with an "A-" rating by AM Best’s over the three (3) year period they will be outstanding pursuant to a Contingent Guarantee Policy. The insurance company then reinsured its risk to the Company. The insurance company remains primarily liable to the Series A preferred shareholders for payment of the liquidation preference and dividends as per the Contingent Guarantee Policy terms, however the Company would be obligated under the reinsurance contract to repay the insurance company for any claim losses incurred. In addition, the Company, Holding and SIL have guaranteed payment of the dividends and liquidation preference.

In connection with the sale of Series A Preferred, the Company recorded the allocated gross proceeds of $41,325,000 as long-term debt in accordance with SFAS 150 “Accounting for Equity Instruments with Both Debt and Equity Characteristics”. In addition, the Company allocated issuance costs of $3,391,195 against such proceeds. Such costs are being amortized over thirty-six (36) months, the term of the Series A Preferred. Amortization of finance costs amounted to $653,985 and $217,995 for the nine and three months ended January 31, 2006, respectively, and $181,663 and $181,663 for the nine and three months ended January 31, 2005, respectively.

The liquidation preference of the Series A Preferred is $50,000,000. The difference between the liquidation preference and the allocated gross proceeds ($8,675,000) is being amortized over thirty-six (36) months, the term of the Series A Preferred. The accretion amounted to $2,168,751 and $722,917 for the nine and three months ended January 31, 2006, respectively, and $602,431 and $602,431 for the nine and three months ended January 31, 2005, and is recorded as a deemed dividend.

See Note 10 relating to litigation on this matter.

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

See Note 10 relating to litigation on this matter.

Preferred Stock - Strategy Insurance Limited (“SIL”)

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

During August 2005, the Company became aware that the mortgages underlying these notes were discharged in October 2004 without the Company’s knowledge, consent or without receiving consideration. As a result of the discharges, the notes became unsecured. As such, generally accepted accounting principles requires that the notes receivable be reflected as contra-equity rather than as assets. The Company believes it has a cause of action to seek a legal remedy to recover the value of the notes receivable and is currently in the process of considering such an action subject to the availability of funds for legal costs.

At both January 31, 2006 and April 30, 2005, notes receivable - subscriptions amounted to $104,231,610. The Company has not received any interest payments on the 2.5% mortgages through January 31, 2006.

See Note 10 relating to litigation on this matter.

Preferred Stock - Strategy Holding Company Limited (“Holding”)

As described in Note 4, the Company and Holding concluded a Capital Investment transaction with Grupo Lakas et al. Pursuant to the Master Investment Agreement, Grupo Lakas made an investment with a face value of $700,000,000 in Holding by issuing a Note in the original principal amount of US$700,000,000. In consideration for making the Investment, Holding has issued to Grupo Lakas, Series D Preferred.

The Series D Preferred pays (i) a dividend payable out of realized profits or surplus of Holding at an annual rate of 3.43% ($24,000,000) per annum, which will accrue and be payable on the last day of June and December in each year, commencing on June 30, 2006; and (ii) an additional dividend equal to 12% of the gross premium written by Strategy Insurance Limited ("SIL"), a subsidiary of Holding, above $200,000,000, provided that such additional dividend will not exceed $60,000,000 in any year.

The Series D Preferred was valued at the net discounted value of the Note, $531,300,000, net of issuance costs of $13,429,851. Issuance costs include a charge of $10,000,000 under a consulting agreement with a related entity whereby the Company agreed to pay the lesser of 2% of the Investment or $10,000,000 (see Note 8).

Separately, the Letter Agreement provides that, in connection with the Investment, for as long as more than 50% of the Preferred Stock remains outstanding, the holder of the Preferred Stock will be entitled to appoint two directors to the Company’s board of directors.

Common stock

On January 10, 2006 the Company entered into a Letter of Intent with Nexxus One Holding Ltd. ("Nexxus"), a Switzerland based private financial services firm, under which Nexxus agreed to provide $100 million in new equity capital.

Under the terms of the letter, the Company will issue 1,030,000 shares of its common stock in exchange for Nexxus issuing an investment grade NAIC equity admissible bond in the amount of $100 million. This bond will be a five-year 5.5% Global Note issued by Nexxus One Capital Trust of Switzerland, secured by a diversified portfolio of AA/AAA rated municipal bonds. The Company and Nexxus agree to use their best efforts to complete the transaction in a timely manner.

As part of the transaction the Company issued Nexxus 1,030,000 shares of common stock as a commitment fee. The shares were valued at $309,000. In addition, the Company paid Nexxus a fee of $100,000 for costs relating to the proposed transaction. Total costs of $409,000 have been reflected as deferred issuance costs and included in other assets in the balance sheet.

The Letter of Intent was amended on February 23, 2006 to provide that the Companies will use their best efforts to complete the transaction by March 31, 2006.

Warrants

Unit Sale - SREI

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

1.
A penalty equal to .75% per month with .25% payable in cash at month end and .50% deferred. The penalty began accruing April 1, 2005. The registration penalty for the months of April 2005 through January 2006 amounted to $3,375,000 and such amount has been accrued. The cash portion of the penalty for the months of April 2005 through August 2005 totaling $625,000 was paid.

2.	The deferred monthly penalty is payable on December 31, 2005 but such payment has not been made.
3.	This agreement expired January 31, 2006.

See Note 10 relating to litigation on this matter.

Grupo Lakas

As described in Note 4, the Company issued to Grupo Lakas or its assigns, a Warrant to acquire 6,944,009 shares of our common stock at an exercise price of $1.75 per share. The Warrant was valued at $1,412,851 using the Black-Scholes model. Grupo Lakas may exercise the Warrant at any time after the date on which the Company shall have effected an increase of its authorized shares of common stock by at least 6,950,000, to provide for an authorized number of shares adequate to issue up to 6,944,009 of voting, fully paid and nonassessed shares of the common stock of the Company, until 5:00 p.m., E.S.T. on the second anniversary of the date of such increase. The Company agreed that the Investor will have a right to demand registration of shares of the common stock underlying the Warrant if such shares are not registered within one (1) year from their issuance date.

Maxim Group, LLC

In connection with a consulting agreement with Maxim Group, LLC effective on January 18, 2005, the Company issued 500,000 warrants exercisable at $2.00. All warrants expire on January 17, 2010. The warrants were valued at $375,560. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement. For the nine and three months ended January 31, 2006, stock-based compensation amounted to $266,022 and $78,242, respectively, and $14,889 and $14,889 for the nine and three months ended January 31, 2005, respectively.

10. CONTINGENCIES

Litigation

During February 2006, the Company, SREI and individual officers of the Company and its subsidiaries were named in a complaint filed by individual investors of SREI (the "Complaint"). The Complaint was filed in the US District Court Southern District of New York and alleges amongst other things, misrepresentation on behalf of the Company and individuals to induce the investors into investing $50,000,000 in Series A Preferred and Series B Preferred shares of SREI during November 2004. The Complaint further charges that the Company filed and reported financial statements that they knew were materially misrepresented, that the Company failed to have effectively registered the shares of common stock underlying the warrants issued as part of their investment and other charges of misrepresentation or failure to disclose information.

The controversy surrounding this matter stems from information obtained by the investors in the Company's Form 10-KSB filed on September 16, 2005 for the year ended April 30, 2005. The Company disclosed in this filing that on or about August 2005, we first became aware that the mortgages underlying the February 2004 capital investment of $104 million were erroneously discharged during October 2004, prior to the SREI investment. The Complaint alleges that the Company knowingly withheld this information.

The Company believes that we have complied with all regulatory reporting requirements, and that we are not in default of any material aspect of the agreement. It is further our understanding and belief that many of the allegations against the individuals as contained in the complaint are either immaterial or factually inaccurate and misleading.

The Company denies these allegations, and disputes the charges relating to the registration statement and other assertions and intends to vigorously defend this matter. The Company has retained council on this matter and intends to file an answer to the Company by its required date of April 30, 2006.

In June 2005, HH Hairspray, LLC (“Hairspray”) filed a lawsuit against us in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, Florida, for breach of contract relating to a Loan, Security and Pledge Agreement (the “Loan Agreement”), dated as of March 31, 2005, between Hairspray, LLC and Strategy Resort Financing, Inc. (“Strategy Finance”), one of our subsidiaries. SIL, another one of our subsidiaries, are also named in the lawsuit. The complaint alleges that Strategy Finance breached an implied representation that it had the financial capability to fund $6,900,000 to Hairspray, as called for by the Loan Agreement, and that we allowed Strategy Finance to so represent. In the complaint, Hairspray alleges that the full amount was not received and demands judgment for damages, costs and fees and specific performance. The lawsuit was settled in February 2006, whereby the Company issued 100,000 shares of common stock. The shares were valued at $30,000. Such amount has been accrued and is included in accounts payable and accrued liabilities.

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

11. PROPOSED ACQUISITION

On December 31, 2005, the Company entered into a letter agreement (the “Agreement”) with RS Group, pursuant to which the Company confirmed its intent to enter into a merger transaction. In such transaction, RS Group will merge with and into the Company or an affiliate, subsidiary or successor entity thereof (the “Merger Entity”), whereby the Merger Entity would be the surviving entity in the merger (the “Merger”). The Agreement contemplates that each of the holders of issued and outstanding stock of RS Group of any and all classes (“RS Stock”) will receive in the Merger, in exchange for every three shares of RS Stock held thereby, two shares of common stock of the Merger Entity (“Merger Stock”). Any and all issued and outstanding subscriptions, options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements of any character providing for the purchase, issuance, transfer or sale of any stock or other any equity securities (“Equity Rights”) of RS Group will be exchanged for comparable Equity Rights of the Merger Entity, based on the same exchange of three shares (or right to acquire shares) of RS Stock for two shares of Merger Stock. The consummation of the Merger is subject to the negotiation and execution of a definitive merger agreement and other definitive documents provided for in the Agreement, and the satisfaction of the closing conditions specified therein, including receipt of satisfactory fairness opinions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended April 30, 2005, which we filed with the Commission on September 16, 2005 (which is also being incorporated by reference herein) (such report, the “2005 Annual Report”), and (2) our quarterly report on Form 10-QSB for the quarter ended January 31, 2006. Specific reference is made to the 2005 Annual Report with respect to all information in the 2005 Annual Report which is referred to in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our”, “Strategy International”, the “Company” or “our company” refer to Strategy International Insurance Group, Inc., a Texas corporation.

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

Overview

Strategy International is a holding company of wholly-owned subsidiaries in insurance and related financing, real estate and energy areas. Strategy International’s predominant subsidiary is Strategy Insurance Limited ("SIL"), a Barbados company, an integrated, international provider of specialty lines of insurance, reinsurance and structured risk solutions, focusing on credit enhancement, contingency, liability and other specialty insurance and reinsurance. Strategy International has developed and intends to continue its efforts to develop the practice of introducing credit insurance programs in other areas, including construction and real estate development. SIL is a wholly-owned subsidiary of Strategy Holding Company Limited ("Strategy Holding"), a Barbados company, which in turn is a direct wholly-owned subsidiary of Strategy International. SIL received an Exempt Insurance License from the Ministry of Finance, Barbados, West Indies, on March 25, 2004, which authorizes SIL to engage in the following classes of insurance business from within Barbados:

•	General insurance business;

•	Credit insurance;

•	Liability insurance;

•	Mortgage indemnity insurance;

•	Rental guarantee insurance; and

•	Reinsurance.

The license is subject to annual renewal and has been renewed through December 31, 2006.

As we disclosed in our 2005 Annual Report, there was an improper discharge of the mortgages underlying the mortgage notes receivable in the amount of approximately $104 million. Such mortgages were issued in connection with the initial capitalization of Strategy Holding and then transferred to SIL (see Note 9 of the Financial Statements). Until SIL receives regulatory approval for the capital investment transaction which the Company concluded in December 2005, it will not write new insurance business on either an individual or program basis. However, our underwriting business should be unaffected by the above recent developments.

On December 14, 2005, the Company and Strategy Holding concluded a Capital Investment transaction outlined in the binding letter agreement entered into on October 25, 2005 (the “Master Investment Agreement”) with Grupo Lakas S.A., a Panamanian corporation (“Grupo Lakas” or "Investor"), Panama Peat S.A., a Panamanian corporation (“Panama Peat”) and Changuinola Peat S.A., a Panamanian corporation. Pursuant to the Master Investment Agreement, Grupo Lakas made an investment with a face value of $700,000,000 (the “Investment”) in Strategy Holding by issuing to Strategy Holding, a promissory note in the original principal amount of $700,000,000 (the “Note”). In consideration for making the investment in Strategy Holding, Strategy Holding has issued to Grupo Lakas, Series D Preferred stock ("Series D Preferred").

The obligations of Grupo Lakas under the Note are secured by bearer peat certificates (the “Peat Certificates”) representing the right to obtain peat, a pre-coal stage organic material used as energy or for horticultural use, from the Changuinola Peat Deposit of Northwestern Panama. The peat has an estimated value within a range of $760 million to $1.71 billion. The value of the peat was based on a report prepared by independent third party experts. The range represents the fact that there are several viable market channels that are possible to market the peat. The Peat Certificates were issued by Panama Peat and pledged to Strategy Holding by Grupo Lakas.

The Series D Preferred pays (i) a dividend payable out of realized profits or surplus of Strategy Holding at an annual rate of 3.43% ($24,000,000) per annum, which will accrue and be payable on the last day of June and December in each year, commencing on June 30, 2006; and (ii) an additional dividend equal to 12% of the gross premium written by SIL above $200,000,000, provided that such additional dividend will not exceed $60,000,000 in any year.

The Note is due and payable on December 15, 2015 and bears interest at a rate of 3% per annum. The Note provides that at any time and from time to time, the Company (and its assigns) shall have the right, in the sole discretion thereof, to convert (the “Conversion Right”) the Peat Certificates and/or the underlying peat constituting collateral for the Note to cash proceeds, such cash proceeds to be applied as a deemed prepayment of the outstanding principal balance of, and accrued interest on, the Note (and such amounts shall be applied to either the outstanding interest or principal balance, as determined by the Company in its sole discretion). The Company (or its assigns) may from time to time, at its sole discretion, sell or assign one or more of the Peat Certificates, and/or may mine, or cause to be mined, all or any of the peat evidenced by any such Peat Certificate, in accordance with the terms of the relevant Peat Concession.

Strategy Holding has agreed to contribute the assets underlying the Note to SIL in an effort to increase the statutory and regulatory capital base of SIL. The management of SIL believes that the assets underlying the Note qualify as additional capital for SIL under the Barbados Exempt Insurance Act. The original Master Investment Agreement requires SIL, within sixty (60) days from the execution and delivery of the Letter Agreement, to make an application to the Barbados Supervisor of Insurance and Finance (the "Supervisor") for a ruling confirming the same. Such application was made in February 2006 but the Supervisor has yet to rule on the application. The Agreement called for the Company to pay a facility activation fee of $2,000,000 to Grupo Lakas (or its designees) in the event of the regulatory approval within ninety (90) days of such approval. The original Master Agreement further provided that in the event the Supervisor does not provide a favorable ruling within ninety (90) days from the submission of the application by SIL, then all transactions contemplated under the Master Investment Agreement will unwind.

On March 23, 2006, the Master Investment Agreement was amended by the Company and Grupo Lakas, waiving the condition of the regulatory approval of the Supervisor. In consideration of the amendment, the parties have agreed to provide that the facility activation fee of $2,000,000 shall be paid, regardless of regulatory approval, as follows - (a) $250,000 within 48 hours of the execution of the amendment and (b) the remaining $1,750,000 to be paid in full within sixty (60) days of the execution of the amendment.

As additional consideration for making the Investment, we agreed to issue to Grupo Lakas or its assigns warrants to acquire approximately 7 million shares of our common stock, exercisable for a period of two (2) years from the issue date at an exercise price of $1.75 per share. We agreed that the Investor will have a right to demand registration of shares of our common stock underlying the warrants if such shares are not registered within one (1) year from their issuance date.

Separately, the Letter Agreement provides that, in connection with the Investment, for as long as more than 50% of the Preferred Stock remains outstanding, the holder of the Preferred Stock will be entitled to appoint two directors to our board of directors.

SIL operates through its underwriting office in Barbados and through its two wholly-owned subsidiaries which provide marketing and administrative support, Strategy Insurance (Canada) Limited based in Toronto, Canada, and Strategy Underwriting Agency Limited, based in London, England. SIL received its first premium income in September 2004.

On June 24, 2005, through SIL, the Company concluded a Shareholders Agreement with ForestRe (Holdings) Limited, (“ForestRe”), a private consulting firm registered in England and Wales, and certain stockholders of ForestRe (the “Stockholders”), pursuant to which the Company and the Stockholders agreed to cooperate in the management and development of an underwriting agency specializing in the provision of insurance for environment related concerns with specific interest in the coverage of standing timber, called ForestRe Limited. The Company provides the underwriting capacity to support the insurance program and the Stockholders provide the expertise in the class of business. As part of this transaction, we acquired a 60% ownership interest in ForestRe in consideration for GBP20,000 ($36,096) through SIL and a working capital loan facility.

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

Other businesses of the Company include the following:

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

Strategy Resort Financing, Inc. is a Florida corporation and our subsidiary, which has provided financing of approximately $67 million to three timeshare projects, two in the United States and one in Canada. See the “Liquidity and Capital Resources” section for a more detailed discussion.

Proposed Acquisition

On December 31, 2005, the Company entered into a letter agreement (the “Agreement”) with RS Group, pursuant to which the Company confirmed its intent to enter into a merger transaction. In such transaction, RS Group will merge with and into the Company or an affiliate, subsidiary or successor entity thereof (the “Merger Entity”), whereby the Merger Entity would be the surviving entity in the merger (the “Merger”). The Agreement contemplates that each of the holders of issued and outstanding stock of RS Group of any and all classes (“RS Stock”) will receive in the Merger, in exchange for every three shares of RS Stock held thereby, two shares of common stock of the Merger Entity (“Merger Stock”). Any and all issued and outstanding subscriptions, options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements of any character providing for the purchase, issuance, transfer or sale of any stock or other any equity securities (“Equity Rights”) of RS Group will be exchanged for comparable Equity Rights of the Merger Entity, based on the same exchange of three shares (or right to acquire shares) of RS Stock for two shares of Merger Stock. The consummation of the Merger is subject to the negotiation and execution of a definitive merger agreement and other definitive documents provided for in the Agreement, and the satisfaction of the closing conditions specified therein, including receipt of satisfactory fairness opinions.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-based Payment,” which replaced SFAB No.123, Accounting for Stock-based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123 (R) requires companies to recognize in their statement of income the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation cost, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123 (R) had no impact on the Company’s results of operations for the nine months ended January 31, 2006.

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

In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act have been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company will be required to comply with Section 404 of the Sarbanes-Oxley Act beginning on May 1, 2007.

(g)	Interim Presentation

The April 30, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2006, its results of operations for the three and the nine months ended January 31, 2006 and 2005 and its cash flows for the three and the nine months ended January 31, 2006 and 2005.

The statements of operations for the three and the nine months ended January 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended April 30, 2005.

Results of Operations for the Three Months Ended January 31, 2006 and 2005

The following is a discussion and analysis of our results of operations for the above periods:

Revenues

Net Earned Written Premiums

Net earned written premiums for the three months ended January 31, 2006 ("Fiscal 2006") amounted to $869,031 compared to $1,512,087 for the three months ended January 31, 2005 ("Fiscal 2005"), a decrease of $643,056 or 43%. Net premiums decreased in part due to the Company voluntarily withdrawing from writing new business as a result of the unauthorized discharge of certain mortgages resulting in a loss of regulatory capital. Net earned written premiums in 2006 were earned in the following countries:

Australia	$6,885
Canada	17,076
United Kingdom	134,994
United States of America	208,918
South Korea	44,698
India	456,460
$869,031

Interest and Investment Income

For Fiscal 2006, interest and investment income totaled $6,820,668 and included interest and accretion income from the secured convertible note issued by Grupo Lakas on December 14, 2005 of approximately $4.5 million and interest on mortgages of approximately $2 million. The Company also earned approximately $280,000 from short term investments as it invests its cash in short-term bank overnight notes. For Fiscal 2005, the interest and investment income amounted to $963,050, and it consisted primarily of interest earned on mortgages.

Claims and Expenses

Claims and expenses totaled $3,746,629 in Fiscal 2006 and $7,576,823 in Fiscal 2005 and included the following:

General and Administrative Expenses

In Fiscal 2006, general and administrative expenses amounted to $3,155,896 and included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services. In addition, general and administrative expenses included a charge of $1,125,000 for liquidated damages relating to registration penalties as further discussed in Note 9 of the Financial Statements.

Consulting fees and services included services provided for specialized expertise in various areas including sales and marketing, actuarial work, technological development as well as for management expertise to assist in designing and launching our various programs.

In Fiscal 2005, general and administrative expenses amounted to $4,300,744 and included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services. Consulting services included the issuance of 177,504 shares of common stock for services valued at $317,932 and $938,000 for various finance consulting services relating to loans received in Fiscal 2005.

Claims Reserve Expense

In Fiscal 2006, the Company increased its reserve of 25% of the gross premiums written by $193,170.

Brokerage and Acquisition Costs

In Fiscal 2005, the Company paid a $3,000,000 commission to RS Group, a related entity, in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of Redeemable Insured Series A Preferred of Strategy Real Estate Investments Ltd.

Other Income (Expense)

Interest Expense

In Fiscal 2006, interest expense amounted to $2,836,610. Interest on the Redeemable Insured Preferred Stock Series A totaled $1,250,000. Such preferred stock was accounted for as a long-term liability under U.S. generally accepted accounting principles as it has a mandatory redemption feature. As such, all dividends paid are treated as interest expense. Interest incurred on various other short-term notes payable and long-term mortgage notes payable amounted to $1,637,464. Interest incurred on related party notes and loans payable amounted to $74,146.

In Fiscal 2005, interest expense amounted to $2,099,638. Interest on the Redeemable Insured Preferred Stock Series A totaled $1,033,055. In addition, the Company issued 750,000 shares of common stock during the quarter in connection with an $8 million bridge loan. The shares were valued at $975,000. Interest incurred on related party notes and loans payable amounted to $2,865.

Dividends

The deemed dividend on Redeemable Insured Preferred Stock Series A represents the difference between the liquidation preference and the allocated gross proceeds in the amount of $8,675,000, which is being amortized over thirty-six (36) months, the term of the Series A Preferred. The accretion amounted to $722,917 and $602,431 for the three months ended January 31, 2006 and 2005, respectively.

Dividends paid and/or accrued for other preferred stock issuances amounted to $3,091,699 and $2,626,438 for the three months ended January 31, 2006.

Net Loss Available to Common Stockholders

Net loss available to common stockholders in Fiscal 2006 amounted to $2,550,877 ($.04 per share) and $10,420,193 ($.17 per share) in Fiscal 2005 for the reasons stated above.

Results of Operations for the Nine Months Ended January 31, 2006 and 2005

The following is a discussion and analysis of our results of operations for the above periods:

Revenues

Net Earned Written Premiums

Net earned written premiums for the nine months ended January 31, 2006 ("Fiscal 2006") amounted to $1,656,103 compared to $1,953,458 for the nine months ended January 31, 2005 ("Fiscal 2005"), a decrease of $297,355 or 15%. Net premiums decreased in part due to the Company voluntarily withdrawing from writing new business as a result of the unauthorized discharge of certain mortgages resulting in a loss of regulatory capital. Insurance premiums were earned in the following countries as follows:

Australia	$9,180
Canada	51,278
United Kingdom	371,448
United States of America	405,418
South Korea	134,089
India	684,690
$869,031

Interest and Investment Income

For Fiscal 2006, interest and investment income totaled $10,284,565 and included interest and accretion income from the secured convertible note issued by Grupo Lakas on December 14, 2005 of approximately $4.5 million and interest on mortgages of approximately $4.1 million. The Company also earned approximately $772,000 from short term investments as it invests its cash in short-term bank overnight notes. For Fiscal 2005, the interest and investment income amounted to $2,492,614, and it consisted primarily of interest earned on mortgages.

Claims and Expenses

Claims and expenses totaled $12,012,916 in Fiscal 2006 and $10,442,667 in the Fiscal 2005 and included the following:

General and Administrative Expenses

In Fiscal 2006, general and administrative expenses amounting to $9,363,473 included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services. In addition, general and administrative expenses included a charge of $3,375,000 for liquidated damages relating to registration penalties as further discussed in Note 9 of the Financial Statements.

Consulting fees and services included services provided for specialized expertise in various areas including sales and marketing, actuarial work, technological development as well as for management expertise to assist in designing and launching our various programs. In Fiscal 2006, consulting expenses amounted to approximately $1.8 million.

In Fiscal 2005, general and administrative expenses amounted to $7,036,877 and included payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services. Consulting services, in the amount of approximately $3.9 million, included the issuance of 977,503 shares of common stock for services valued at $1,829,930 and $938,000 for various finance consulting services relating to loans received in Fiscal 2005.

Claims Reserve Expense

In Fiscal 2006, the Company increased its reserve of 25% of the gross premiums written by $1,692,644.

Brokerage and Acquisition Costs

In Fiscal 2005, the Company paid a $3,000,000 commission to RS Group, a related entity, in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of Redeemable Insured Series A Preferred of Strategy Real Estate Investments Ltd.

Other Income (Expense)

Interest Expense

In Fiscal 2006, interest expense amounted to $7,659,381. Interest on the Redeemable Insured Preferred Stock Series A totaled $3,750,000. Such preferred stock was accounted for as a long-term liability under U.S. generally accepted accounting principles as it has a mandatory redemption feature. As such, all dividends paid are treated as interest expense. Interest incurred on various other short-term notes payable and long-term mortgage notes payable amounted to $3,806,608. Interest incurred on related party notes and loans payable amounted to $102,733.

In Fiscal 2005, interest expense amounted to $2,099,638. Interest on the Redeemable Insured Preferred Stock Series A totaled $1,033,055. In addition, the Company issued 750,000 shares of common stock in connection with an $8 million bridge loan. The shares were valued at $975,000. Interest incurred on related party notes and loans payable amounted to $2,865.

Dividends

The deemed dividend on Redeemable Insured Preferred Stock Series A represents the difference between the liquidation preference and the allocated gross proceeds in the amount of $8,675,000, which is being amortized over thirty-six (36) months, the term of the Series A Preferred. The accretion amounted to $2,168,751 and $602,431 for Fiscal 2006 and Fiscal 2005, respectively.

Dividends paid and/or accrued for other preferred stock issuances amounted to $3,091,699 and $2,626,438 for Fiscal 2006 and Fiscal 2005, respectively.

Net Loss Available to Common Stockholders

Net loss available to common stockholders in Fiscal 2006 amounted to $12,780,674 ($.20 per share) and $11,315,102 ($.19 per share) in Fiscal 2005 for the reasons stated above.

Liquidity and Capital Resources

At January 31, 2006, we had cash of $444,383, a decrease of $2,342,578 from our balance at April 30, 2005 of $2,786,961.

Cash used in operating activities amounted to $6,243,809. The primary reason for the decrease was to fund the loss for the period.

Cash used in investing activities amounted to $45,145,178. The Company provided mortgage loans of $50 million to three companies at interest rates up to 15%. Such mortgages provided capital in connection with such companies’ real estate development activities. The mortgages are due at various dates through April 2010 and are secured by the respective properties. Payments totaling $5.9 million were received during Fiscal 2006 and an additional $6.2 million was received in February 2006. In addition, the Company loaned various related parties $254,000 and purchased property and equipment totaling $504,000.

Cash provided by financing activities amounted to $49,352,532. The Company issued mortgage loans of $50 million at interest rates up to 10.25%. These mortgages were issued to facilitate our investment in the mortgage notes receivable issued. The mortgages are due at various dates through January 2009 and are secured by the respective properties. The Company received a loan from a related party in the amount of $1,250,000. The proceeds of the loan were used to pay a quarterly dividend payment due to the holders of the Redeemable Insured Series A Preferred Stock of Holdings. The loan bears interest at prime and is payable on or before July 2008. We also received loans from another related party in the amount of $2 million. The loans are due on demand and bear interest at 5% per annum. During Fiscal 2006, total payments of debt amounted to $2 million. In addition, payments totaling $5 million were made in February 2006.

In connection with the issuance of Series D Preferred as part of the Grupo Lakas Investment, the Company incurred issuance costs totaling $12,017,000. The Company signed a consulting agreement with RS Group, a related party, whereby the Company agreed to pay the lesser of 2% of the Investment or $10,000,000. A $10,000,000 fee was recorded as a cost of issuance and charged against the value of the Series D Preferred stock.

The Company had restricted cash amounting to $32.6 million at January 31, 2006.  Such cash represents funds to be invested, through the placement of mortgages in special purpose residential real estate properties in Canada.  The properties are being developed by the Lux Group, Inc., a related party (see Note 8 of the financial statements). At January 31, 2006, mortgages issued amounted to $8,000,000.

As disclosed in our 2005 Annual Report, our auditors have issued a “going concern” qualification as part of their opinion in the audit report relating to our audited financial statements. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $7,520,224 for the nine months ended January 31, 2006 and $14,958,708 for the year ended April 30, 2005, has a working capital deficit of $20,285,809 and $962,036 as of January 31, 2006 and April 30, 2005, respectively, and has generated negative cash flows from operations. In addition, in September 2005, the Company voluntarily withdrew from writing new business as a result of the unauthorized discharge of certain mortgages resulting in a loss of regulatory capital. The future of the Company is dependent upon its ability to generate sufficient revenues and to obtain debt and/or equity financing to fund its operations and to follow through on its projected business plan. Management has plans to seek additional capital through debt and/or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

In December 2005, the Company successfully completed a transaction that raised new equity capital of approximately $518 million for its wholly-owned Barbados subsidiary, Strategy Holding. While this transaction added significant new capital, the investment consisted of non-cash assets not readily convertible to cash. In February 2006, the Company requested approval from the office of the Supervisor of Insurance and Finance of Barbados to have this contributed capital allowed as regulatory capital for its insurance subsidiary, SIL.

The Company believes it will be successful in receiving this approval and recommence its business plan and insurance operation and find additional ways to utilize the non-cash assets for the future benefit of its operations.  However, there can be no assurance that we will be successful in doing so. The ability of the Company to utilize or convert the non-cash assets into working capital and/or receive approval of such non-cash assets as regulatory capital therefore continues to raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from such uncertainty.

On December 14, 2005, the Company and Strategy Holding concluded a Capital Investment transaction outlined in the binding letter agreement entered into on October 25, 2005 with Grupo Lakas S.A., Panama Peat S.A., and Changuinola Peat S.A., a Panamanian corporation. Pursuant to the Master Investment Agreement, Grupo Lakas made an investment with a face value of $700,000,000 in Strategy Holding by issuing to Strategy Holding, a promissory note in the original principal amount of $700,000,000. See the discussion of the transaction above within the Overview section. The increase in stockholders' equity is based on the results of an independent valuation report.

Our operating subsidiary, SIL, has been the source of business income relating to insurance operations. At present, until SIL has received regulatory approval for the new capital, it will not write new insurance business on either an individual or program basis; however, its underwriting business should be unaffected. Premiums have been sporadic through our first full fiscal year ended April 30, 2005 and the nine months period ended January 31, 2006.

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

As discussed elsewhere in this quarterly report and in our 2005 Annual Report, it is difficult for us to accurately estimate the loss reserves. In recognition of the need to set aside funds for potential claims, a reserve of $3,239,901, representing 25% of gross premiums written since our inception, has been created. This is effectively our IBNR.

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

SIL began quoting on possible insurance business immediately following the receipt of permission to operate from the Ministry of Finance (Barbados) on March 26, 2004. The nature of the insurance business is such that individual pieces of business can take many months to negotiate and come to fruition. In view of our recent capital infusion for SIL, it will not be quoting insurance until such additional capital is approved as regulatory capital by the Barbados Ministry of Insurance and Finance. SIL will continue to support its existing business. It is difficult to predict at this early stage in our development what proportion of business quoted will generate revenues because we do not have a sufficient history by which to accurately estimate such numbers.

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

We merged with and into CI Sell Cars, Inc. in June 2004. We are currently developing our business and implementing systems of internal and disclosure controls. As of the end of the quarterly period ended January 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarterly period ended January 31, 2005, our disclosure controls and procedures were not effective, under Rule 13a-15, to ensure timely reporting with the Commission and to ensure that our management is timely alerted to material information relating to our company during the period when its periodic reports are being prepared. We believed that these weaknesses were due to a material weakness in our internal control over financial reporting, which is more fully described under subsection (b) below.

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

As required by Rule 13a-15(d), our Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the preparation of our financial statements as of and for the quarterly period ended January 31, 2005, we concluded that the system of disclosure controls and procedures then in effect was not effective because of our lack of an adequate accounting staff, as more fully described below. As a result of this conclusion, we initiated the changes in our internal controls over financial reporting, also described below.

Lack of Adequate Accounting Staff

During the quarterly period ended January 31, 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission. Insufficient controls over dissemination of information regarding non-routine and complex transactions to our accounting staff by our management, as well as incorrect treatment and lack of proper analysis of such transactions by our accounting staff resulted. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our quarterly period ended January 31, 2005. Such adjustments have been recorded in our books and are reflected in our financial statements found under “Item 1. Financial Statements.”

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

During the quarter ended January 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During February 2006, the Company, SREI and individual officers of the Company and its subsidiaries were named in a complaint filed by individual investors of SREI (the "Complaint"). The Complaint was filed in the US District Court Southern District of New York and alleges amongst other things, misrepresentation on behalf of the Company and individuals to induce the investors into investing $50,000,000 in Series A Preferred and Series B Preferred shares of SREI during November 2004. The Complaint further charges that the Company filed and reported financial statements that they knew were materially misrepresented, that the Company failed to have effectively registered the shares of common stock underlying the warrants issued as part of their investment and other charges of misrepresentation or failure to disclose information.

The controversy surrounding this matter stems from information obtained by the investors in the Company's Form 10-KSB filed on September 16, 2005 for the year ended April 30, 2005. The Company disclosed in this filing that on or about August 2005, we first became aware that the mortgages underlying the February 2004 capital investment of $104 million were erroneously discharged during October 2004, prior to the SREI investment. The Complaint alleges that the Company knowingly withheld this information.

The Company believes that we have complied with all regulatory reporting requirements, and that we are not in default of any material aspect of the agreement. It is further our understanding and belief that many of the allegations against the individuals as contained in the complaint are either immaterial or factually inaccurate and misleading.

The Company denies these allegations, and disputes the charges relating to the registration statement and other assertions and intends to vigorously defend this matter. The Company has retained council on this matter and intends to file an answer to the Company by its required date of April 30, 2006.

In June 2005, HH Hairspray, LLC (“Hairspray”) filed a lawsuit against us in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, Florida, for breach of contract relating to a Loan, Security and Pledge Agreement (the “Loan Agreement”), dated as of March 31, 2005, between Hairspray, LLC and Strategy Resort Financing, Inc. (“Strategy Finance”), one of our subsidiaries. SIL, another one of our subsidiaries, are also named in the lawsuit. The complaint alleges that Strategy Finance breached an implied representation that it had the financial capability to fund $6,900,000 to Hairspray, as called for by the Loan Agreement, and that we allowed Strategy Finance to so represent. In the complaint, Hairspray alleges that the full amount was not received and demands judgment for damages, costs and fees and specific performance. The lawsuit was settled in February 2006, whereby the Company issued 100,000 shares of common stock. The shares were valued at $30,000. Such amount has been accrued and is included in accounts payable and accrued liabilities.

Our 2005 Annual Report contains a description of certain lawsuits in which we are currently involved. Other than such lawsuits, the lawsuits mentioned above and other than immaterial claims in the ordinary course, to our knowledge, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

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

STRATEGY INTERNATIONAL INSURANCE GROUP, INC.

Date: March 31, 2006	By:	/s/ Steven Stonhill
Name: Steven Stonhill
Title: Chairman of the Board and Chief Executive Officer

Date: March 31, 2006	By:	/s/ Louis Lettieri
Name: Louis Lettieri
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.